Form 10KSB
period 1999-12-31
WORLDWIDE WIRELESS NETWORKS INC
filed 2000-04-14
CIK 1095821

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO_______


                       COMMISSION FILE NUMBER 000-27989

                      WORLDWIDE WIRELESS NETWORKS, INC.
            (Exact name of registrant as specified in its charter)


           Nevada                                 88-0286466
        (State of other jurisdiction of       (I.R.S. Employer
        incorporation or organization)        Identification Number)


                     770 The City Drive South, Suite 3700
                          Orange, California  92868
                                (714) 937-5500
    (Registrant's address and telephone number of principal executive offices and principal place of business)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Title                          Shares Outstanding as of March 30, 2000

Common Stock, par value $.001                      12,262,988


     As of March 30, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $28,477,425.

                      WORLDWIDE WIRELESS NETWORKS, Inc.
                                  FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1999


                              Table of Contents

PART I

Item 1.  BUSINESS...........................................................4

Item 2.  PROPERTIES........................................................12

Item 3.  LEGAL PROCEEDINGS.................................................12

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............13

         EXECUTIVE OFFICERS OF THE REGISTRANT..............................13

PART II

Item 5.  MARKET FOR REGISTRANT'S
            COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................14

Item 6.  SELECTED FINANCIAL DATA...........................................16

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............17

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................24

Item 9.  CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............24

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............24

Item 11.  EXECUTIVE COMPENSATION...........................................24

Item 12.  SECURITY OWNERSHIP OF CERTAIN
            BENEFICIAL OWNERS AND MANAGEMENT...............................26

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................28

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
            AND REPORTS ON FORM 8-K........................................28

                                   PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Worldwide Wireless Networks, Inc. (the "Company") operates; technology changes; competition; changes in business strategy or development plans; the high leverage of the Company; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against the Company; the Company's and its third-party suppliers' ability to take corrective action in a timely manner with respect to the year 2000 issue; and other factors referenced in the Company's filings with the Securities and Exchange Commission.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. The Company disclaims any obligation to update information concerning any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.


          ITEM 1:  THE BUSINESS OF WORLDWIDE WIRELESS NETWORKS, INC.

                                   GENERAL

     Worldwide Wireless Networks, Inc. was incorporated in the state of Nevada on June 10, 1992 as Second Investors Group, Inc. On June 19, 1998, Second Investors effected a name change to Progressive Environmental Recovery Corporation. On March 5, 1999, Progressive Environmental changed its name to Worldwide Wireless Networks, Inc. We were organized as a "blank check" company and our purpose was to seek out investment opportunities in emerging companies but we remained inactive until our reverse merger with Pacific Link Internet, Inc. ("Pacific Link") in April of 1999. (See, "Part I, Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Reverse Merger Treatment.")

     As a result of the reverse merger we acquired the business assets of Pacific Link, a California corporation, doing business as Global Pacific Internet. Pacific Link operated wireless network systems for customers in the Orange County, California area. Pursuant to the merger agreement, we issued 7,000,000 common shares in exchange for the 583,000 common shares held by Pacific Link shareholders, which was 100% of that company's outstanding shares. The directors and officers of Worldwide Wireless resigned, the management of Pacific Link filled those vacancies, and the former shareholders of Pacific Link obtained 62.5% of the total voting power at that time.

     On February 10, 2000, we merged with another public company, Tarrab Capital Group ("TCG"), which resulted in the TCG shareholders receiving 5,000 shares of our restricted common stock in exchange for all of the issued and outstanding shares of TCG. Worldwide Wireless continued as the surviving corporation in that merger, and TCG ceased to exist. A copy of the Acquisition Agreement and Plan of Merger with TCG was filed with the SEC together with our Current Report on Form 8-K, on February 11, 2000.

     Due to a conflict with corporate names in California, Worldwide Wireless is doing business in California as "Global Pacific Internet". We are a networking solutions company which specializes in high speed Internet access using our own wireless network. Other products we provide include direct service links which are connections of a customer's computer network to the Internet via our wireless network, and/or frame relays, which is a wired connection from a customer's computer to a router which sends the data to the desired end connection. We also provide web hosting and network consulting. We serve all sizes of commercial business and the home office market.

      We have a short operating history, and have experienced significant operating losses in that time, due primarily to continued investments we have made in an effort to expand our existing network. We have received a letter from one of our existing investors indicating a willingness to make available some additional expansion capital as debt and/or equity capitalization (as may be determined between us from time to time as our financial needs arise). Depending upon the terms that are presented, we may or may not use all or any portion of this financing. If we were unable to access this capital, or any other capital for expansion, then the Company would be unable to continue its expansion as planned, and would remain essentially an Orange County, California network. Management has developed a cost reduction plan which could be implemented in such an event, and this plan would allow the Company to operate profitably, with no expansion or growth.

     Large scale commercial operations began in April 1999 and, as of December 31, 1999, we provided high-speed wireless services to approximately 190 commercial customers. Our high-speed wireless network currently serves approximately 85% of the Orange County, California area, and, since December 31, 1999, we initiated operations in Los Angeles County, California, as well. We deliver DSL (Digital Subscriber Line) and 100 Mbps wireless service to our customers, which are high speed Internet access options. We opened a co-location facility offering central office services to 13 customers, as of December 31, 1999. To facilitate our market expansion we hired a direct sales force with support and management teams.

                      THE COMPANY'S PRODUCTS AND MARKETS

Wireless Network.
----------------

     We have the technical expertise to build and operate large scale wireless networks without relying on an existing wire-based network, such as a telephone network's copper lines.

Our wireless network allows the user to connect to an Internet service provider bandwidth via a radio modem. Typically a customer relies on an incumbent local exchange carrier such as a telephone company's copper wires or a cable company's television coaxial plant to provide the physical means for the customer to connect to the Internet.

     Our primary means of providing our wireless services is a wireless network consisting of an operations center, centralized base stations known as "points-of-presence" ("POPs"), and distribution radios which connect to the end customer. We currently operate a wireless network which has been operational for approximately twelve (12) months and covers an estimated 85% of Orange County, California and, since December 31, 1999, we have also been providing wireless services in Los Angeles County, California. We currently rely on fifteen, fully-operational POPs, which are generally located on the tops of tall buildings. We negotiate long- term site licenses for each POP location.

     The typical POP site consists of one indoor/outdoor equipment cabinet (62" H x 23" W x 34" D) and an array of four (4) to eight (8) small sectional antennas (42" H x 4" W). The sectional antennas can be painted any color to match existing surroundings. There is no roof penetration, and once the system is installed there are minimum inspections. We pay for all costs associated with the installation and our unit requires a single phase 110 volt outlet for power.

     As part of our network expansion and in the course of normal operations, we are negotiating to expand our rights associated with the current POP locations as well as acquire additional point-of-presence locations. Management currently believes that the market for these facilities is reasonable for its purposes; however, the ability to acquire and maintain these rights will be a material factor in the success of the Company.

     In general, our end customers must be within five miles of a POP and have line-of-sight visibility between the POP and an antenna located at their building. The five mile standard is based upon the equipment we use, existing interference and equipment reliability. Other companies may use greater distances from a POP, and we do as well, but we have adopted five miles as a general guideline for our connections. Each end customer must install a rooftop or window radio with an antenna. When the customer accesses the Internet, the signal travels over its building's wiring or wireless network to the rooftop or window antenna. The antenna sends the data signal to a nearby POP, where the signal is communicated to our broadband switching center and then onto its final destination.

     Our wireless network provides flexibility, quick installation and quality service for Internet users. For example, during the Panasonic Shock Wave Beach Games in August of 1999 we established a temporary wireless system which provided Internet access to the participants on the beach. We are able to install the necessary equipment at a customers business within two to five days. Actual installation of a wireless system may take as little as four hours. Installation and incorporation into our wireless network can be accomplished as fast as within 48 hours following a signed service order. This can be accomplished when we rely on installation scheduling and preparation prior to contract signing. However, we generally plan for a three week time period for completion of installation. We provide a quality service because we manage our network traffic by using routing equipment that measures and controls packet flows

(data bundled for transmission), and we install equipment with performance levels that meet or exceed those required by the customer.

     Our wireless network is engineered to provide high reliability and wide area coverage. We generally operate at a greater than 98% uptime. Our wireless networks are capable of high speeds of 128 kbps through 100 Mbps speeds. Kbps stands for Kilobits per second, and Mbps stands for megabits per second; the number of bits per second is the industry standard of measurement of how fast data can be transmitted over the Internet. Our wireless system and Digital Subscriber Lines (which are enhanced copper lines that connect to a local telephone company system and then directly to the Internet), provide connection to the Internet at high speeds. Our wireless connections can provide transmissions at greater speeds than a dial up connection. For example, a dial up modem transmits at 28,000 to 56,000 bps; a T1 line (which is a dedicated telephone cable with a bundle of twenty-four voice or data lines) transmits at 1.544 Mbps, and our wireless network transmits at a rate of 100 Mbps. These high speed connections allow files, documents and voice transmissions to be dispatched over the Internet in much shorter time periods.

     We operate on a combination of licensed frequencies of 23 Ghz and unlicensed frequencies in the 2.4 Ghz ISM bandwidth, 5.8 Ghz ISM bandwidth, and 5.2 Ghz UNII bandwidth ranges. Ghz, (giga hertz) is a measurement of electromagnetic energy which is equivalent to one "wave" or cycle per second. The bandwidth range determines whether federal licensing is required. Certain frequencies must be licensed by the U.S. Federal Communications Commission (the "FCC"), whereas unlicensed frequencies are part of the radio spectrum that the general public may use for personal radios. The licensing required is determined on a site-by-site basis, depending on the distance and type of network link. Reliability is achieved through redundant radio links and wired line back-up. Security is provided through spread spectrum radio links and encryption, among other standard security measures. Our radio modem transmits data by a microwave frequency which changes 32 times a second. During our initial twelve months of operations we experienced no significant weather interference, nor did we expect to, since the low frequencies which the Company uses are rarely affected by weather conditions (other than hail). We are not sure how a wireless network in geographical areas with more severe weather than Southern California would be affected, but management does not believe that weather conditions will pose a significant factor to the Company's ability to provide its wireless services.

Principal Services.
------------------

     High-speed Internet: We offer connections to the Internet at speeds from 128 kbps to 100 Mbps. This service provides always-connected, secure access for all sizes of commercial businesses. These connections are primarily supported by our wireless network with the balance of customers being served by DSL and leased T-1 circuits. We enhance our service by balancing and distributing our traffic across our upstream connections, which include Digital Broadcast Networks, Savis, and Exodus networks. As of December 31, 1999, we had approximately 190 high-speed wireless customers.

     Dial-up Internet Access: As of December 31, 1999, we provided Internet access to approximately 1,505 Internet users using dial-up connections. This service is marketed to the general public throughout Orange County and to our commercial customers to support work-at-home, remote server access, and other business applications.

     Data Center Services: We offer web hosting, web site development and co-location services to our customers. Our co-location service allows a customer located outside our wireless network to physically place a computer connected to the customer's network in a secure facility with a high-speed physical connection to the Internet. As of December 31, 1999, we provided such services to approximately 1,151 customers.

     Network Consulting: We have substantial expertise in building and operating large-scale wireless, ATM, and Internet Protocol networks. We offer design and implementation services for private wireless networks and consulting services to develop network hardware components. As of December 31, 1999 we had generated approximately $109,000 in revenues from these services.

Business and Operating Strategies.
---------------------------------

     Our historical sales have resulted from domestic operations primarily located in Orange County, California. This area has a high concentration of technology-oriented businesses that represent our prime targeted customers due to their need for high-speed Internet access. By focusing our expansion to markets in Southern California, management believes that we can efficiently leverage our network assets, brand equity, central facilities, administration, and technical resources which currently exist.

     We generally work with our end customer when providing network access.
We believe that a direct customer relationship provides the opportunity for us to cross-sell network products, improve customer satisfaction, and reduces the chance of customer attrition. In May 1999, we created a direct sales force to market and sell our products and services. This sales force markets our services to businesses of all sizes within our network service area, and is supported by our customer service, technical experts, and outbound telemarketing activities. This direct sales activity is supplemented by telemarketing sales agents and through customer referrals.

     At the local level, we advertise in general print media and through publications targeted at the information professional. During late 1999 we established an e-commerce site, www.airwaveproducts.com, to sell wireless network equipment to enterprise customers and Internet service providers. Although no revenues were generated from this site during fiscal year 1999, management believes that in the future an increasing percentage of our revenues will be attributable to the sale of products and services over the Internet.

     Our backlog results from the difference in timing between a firm customer order and the installation of all services ordered by such customer. In general, our target interval for installation is three weeks. As of March 30, 2000, we estimate that our revenue from contracts for services ordered but not yet filled to be approximately

$120,000, of which approximately $20,000 represents recurring monthly revenue, and the rest represents one-time revenue from the sale of equipment.

Competition.
-----------

     Our market is crowded with companies which provide both wired and wireless Internet networks and Internet access to businesses and individuals. We face competition from existing network and Internet service providers, most of whom have financial resources, brand recognition, work coverage, technical resources, and sales forces much larger than ours. These providers may have substantial financial and technical resources directed at the same markets served by us. As a result, from time to time, we may need to adjust the pricing of our products, expend more funds to acquire customers and may experience higher customer attrition. In addition, we need to be able successfully to compete with the larger and more established companies that already provide Internet service.

     In the wireless market we compete with, among others, Teligent, Inc., Winstar Communications, Inc., and NEXTLINK Communications, Inc., each of which offers wireless directional, high-speed network services; Pacific Bell, AT&T, World Com, Qwest, Cox Communications, Sprint and similarly situated telecommunications companies, which offer Internet products as stand-alone products or in a bundle with telecommunications, network services, or wide-area networking; and companies such as Covad and Rythms Net Connections, which are representative of service providers who provide high-speed network facilities primarily by using state-of-the-art modems in conjunction with the facilities of incumbent local exchange carriers.

     Similarly, we compete with Time Warner, @Work, and other cable television companies which have converted cable television coaxial lines to support bidirectional, high-speed network services, and we also compete with Internet-dedicated access companies, such as Verio, Concentric, and Level 3, which specialize in Internet protocol products that include data center services, web hosting, virtual private networking, network consulting, and related products and services.

     We compete with these companies in the areas of rapid installation, technical performance, quality of customer service and price. We have the capacity to deliver Internet service in 48 hours because at a minimum our service may only require installation of a radio and antennae at a customer's site. Competing technologies that rely on physical wiring may require 30 to 45 days for the necessary wiring to be installed. We develop our networks primarily with our own internal engineering expertise, and we believe the use of our own personnel increases the uniqueness of our service and prevents direct copy by our competition. Use of our own technical network configuration, radio technology, and POP site implementations reduce costs and improve performance.

     Although pricing is an important factor in our customers' purchase decisions, we believe that customer relationships, customer service and consistent quality will be the key to generating customer loyalty. During the past several years management has observed market prices for network services declining, which is a trend management believes will likely continue. As prices decline for any given speed of service, we expect that our total number of customers will increase due to more individuals and companies having access to, and deciding to use, such services. As the total number of customers increase, the proportion of customers purchasing our high-speed services, which are more expensive in comparison to our other services, will increase because the cost to upgrade a customer's speed is generally minimal.

     Many of our competitors rely on existing networks of copper lines owned by third parties. We believe these networks are facing increased demand from individuals and businesses for new services at a reasonable cost. Our management believes that elimination of reliance on third parties reduces our costs by eliminating the expense of payments to such third parties for labor costs associated with installation and costs of troubleshooting network problems. Further, we believe that capital expenditures associated with constructing our wireless network are substantially lower because we do not physically have to construct a wire network.

Principal Suppliers.
-------------------

     Our principle suppliers provide hardware and software that is incorporated into our networks. While no single vendor represents a majority of capital spending, network performance depends on the operation and support of these products. We rely on third-party vendors for equipment, upstream bandwidth, operational software, and product support. We currently rely on six vendors for our equipment and four vendors for upstream bandwidth access. Our product availability and network performance may be diminished when and if these providers limit the availability of service, delay product, or deviate from our expectations for performance. However, management believes these vendors can be replaced within approximately 60 days. Our agreements with these suppliers typically require specific performance on our part for financial, service, or operational actions, and any failure in our performance could result in penalties or increased cost of operation. As is customary for the industry, damages owed by a company for failure to provide bandwidth are generally limited to service credits for the circuits affected.

Trademark, License and Intellectual Property.
--------------------------------------------

     Our primary service mark in our service area of Orange County is Global Pacific Internet. We are currently seeking trademark protection for "Global Pacific Internet" and "Worldwide Wireless Networks". The success of our business depends in part on brand recognition, trade secrets, network hardware, and software which may be proprietary or purchased from third-parties. We rely upon a combination of licenses, confidentiality agreements and other contractual covenants, as well as the statutory protections of the California Trade Secrets Act to establish and protect our technology and other intellectual property rights. Although we do not believe that our intellectual property infringes on the rights of any party, third-parties may assert claims for infringement which may be successful and/or require substantial resources to defend.

     As of December 31, 1999, we held two FCC private operational fixed microwave radio station licenses, and since that date we have obtained four other such licenses (See "Government Regulations" below). These licenses have a term of ten years, the first of which will expire in July 2009. The importance of having FCC licenses to companies such as ours is that establishes certain superior rights as against third parties to provide our services using the frequencies and in the locations for which such licenses are granted. The Company intends to continue to apply for such licenses as its business and operations expand.

Product Development.
-------------------

     We conduct research and development as an incidental activity to our ordinary operations. Therefore, we have not spent any material amount for research and development during the past two fiscal years. We expect to devote substantial resources to increase market penetration within our current service area as well as expand our wireless network to other areas in southern California and in other locations where the Company believes it has an opportunity to market its services successfully.

     In May of 1999 we entered into a joint venture with Bridge Technology, Inc. Pursuant to the agreement, we have agreed to provide our know how and have contributed $50,000 toward the capitalization of Pacific Bridge Net, a subsidiary of Bridge Technology. The mission of Pacific Bridge Net is to design, develop (patent and copyright), market and sell certain devices required to provide high speed broadband wireless access to the Internet backbone infrastructure. We own a 20% interest in the venture, and will have the right to sell any radio equipment which is developed through the venture in the United States. As of December 31, 1999, the amount of this investment was reduced to $36,885, resulting from our 20% allocation of the losses reported by Pacific Bridge Net for fiscal year 1999. Pacific Bridge Net has finished an engineering prototype of a wireless radio with a built-in firewall and integrated router (which may eliminate the need for a proxy server or complicated network configuration), and has been testing it for a period of approximately 12 weeks for reliability and stability in real wireless network
deployment.    The results of this beta program were promising, yet more
testing is needed. In the first fiscal quarter of 2000, we continued our expansion into Asia by entering into an agreement with Global Bridge E Net, a company formed to develop and deploy an Asynchronous Transfer Mode (ATM) wireless network in Asia, pursuant to which we will receive 10% of the gross revenues generated by Global Bridge E Net, and have the opportunity to invest in the purchase of 20% of the initial equity of that company.

Government Regulation.
---------------------

     At the federal level, the FCC has jurisdiction over the use of the electromagnetic spectrum (i.e., wireless services) and has exclusive jurisdiction over all interstate telecommunications services, that is, those that originate in one state and terminate in another state. State regulatory commissions generally have jurisdiction over intrastate communications, that is, those that originate and terminate within the same state. Municipalities and other local jurisdictions may regulate limited aspects of our business by, for example, imposing zoning and franchise requirements and requiring installation permits. We are also subject to taxation at the federal and state levels and may be subject to varying taxes and fees from local jurisdictions.

     A large portion of our wireless networks operate in a radio spectrum not requiring licensing from the Federal Communications Commission under current regulations. As an Internet service provider we are not currently directly regulated by the FCC or the Public Utilities Commission of any state. However, as required by law, we license frequency spectrum directly from the FCC for some of the high-speed portions of our wireless network. Changes in current state or federal law, or in the interpretation of existing law, may cause increased regulation of our business or restrictions on the unlicensed radio spectrum currently used in the wireless networks.

Employees.
---------

     As of December 31, 1999 we had 32 full-time employees, and since that time we have added 11 more. These individuals bring to the company expertise in various aspects of sales, engineering, customer service, finance and network operations. The majority of our employees are based in Orange County, California. We believe we have good relations with our employees, and none are covered by any collective bargaining agreement.

                              ITEM 2: PROPERTIES

     Our principal executive offices are located in the City of Orange, California, where we lease 8,728 square feet of office space with roof rights for antennas. We renewed the lease on March 30, 1999 and it will expire in 2004. The monthly rent ranges from approximately $16,583 in the first year to $18,329 in the fifth year. This office space is in good condition and satisfies our current space needs.

     We also lease two office spaces in Irvine, California. One office space, located at 5 Park Place, is 1,062 square feet and houses our sales agents. This lease will expire in April of 2003, and requires a basic rent payment of $2,549 per month (which is subject to adjustments for the term of the lease). The other office space is located at 8001 Irvine Center Drive, and is subleased to a computer consulting company for the cost of the lease (which is approximately $4,021 per month). Recently, to facilitate our expansion into Los Angeles County, California, we opened a sales office there comprising 1,993 square feet, located at 5933 Century Boulevard, Los Angeles, CA. The lease for that office has a five-year term, expiring in March 2005. Monthly rent there is $2,889.85 for the first thirty months of the lease, escalating to $3,089.15 for the remainder of our lease term.


                          ITEM 3: LEGAL PROCEEDINGS

     Except as disclosed below, we are not involved in any material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.

      On March 28, 2000, we filed a lawsuit against one of our former consultants, DFL Capital Partners, LLC and our former legal counsel, alleging, among other things, fraud and malpractice. The dispute arises out of an option agreement we entered into in the Fall of 1998 for our consultant to provide technical and financial advisory services in exchange for certain non-qualified options. We retained legal counsel recommended to us by the consultant, but were never advised that the partner of the law firm who represented us specifically was, at the same time, also the managing member of DFL Capital Partners, LLC. As a result of this undisclosed conflict of interest, we believe that the agreement which the law firm counseled us to sign did not adequately protect us in terms of the services which we understood we were supposed to receive and the number of stock options which the consultant was to receive as compensation for such services. Depending upon the resolution of this lawsuit, the number of options to purchase our common stock which the consultant may retain could range from 50,000 to 700,000.


         ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of the directors, executive officers and key employees of the Company, and their respective ages and positions, are set forth below. Biographical information for each of these persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion.

Directors and Officers.
-----------------------

Name                         Age               Position Held
-----------                  ----              --------------

Jack Tortorice                 51              Chief Executive Officer
                                               and Chairman of the Board

Charles C. Bream III            5              President, Chief Operating
                                               Officer, Director

Thomas J. Rotert               33              Director, Secretary and
                                               Treasurer

     Jack Tortorice. Chief Executive Officer and Director since April of 1999. He served as CEO, Chairman of the Board and a Director of Pacific Link from October 1997 to May 1999. Prior to joining Pacific Link, he was General Manager for the sales and marketing division of Frontier Communications from January 1995 to June 1997. Prior positions include: General Manager for sales and operations of ITT Courier related to computer equipment sales; Vice President of Sales for Automatic Data Processing selling payroll outsourcing; and sales positions for Wang Labs and Xerox. Mr. Tortorice graduated with a Masters in Business Administration from Pepperdine University in 1989 and received a bachelor's degree in economics from Edinboro University in Pennsylvania in 1973.

     Charles C. Bream. President, Chief Operating Officer, and Director since January 1, 2000. Mr. Bream has held executive positions in the telecommunications and computer and software industries for over 19 years and also has investment banking experience. During the period from 1991 to 1999 he was President of Quarter Phone, a telecom start-up, a Senior Vice President at Cable & Wireless, Senior Vice

President/General Manager of the telecommunications business at General Research Corporation, and a member of Holding Capital Group, a private investment banking firm. Before that he held executive positions at EMS, Xerox, Data General, and Epson America. Prior to his experience in technology industries, he held various marketing and sales positions with packaged goods companies such as Procter and Gamble. He received an MBA from Wharton Business School in 1970 and a B.S. degree from the U.S. Naval Academy in 1967.

     Thomas J. Rotert. Secretary and Treasurer. Mr. Rotert was appointed as a Director on October 1, 1999. He also serves as our general counsel, corporate secretary and treasurer. He is a licensed attorney in the state of California and practices in the areas of corporate transactional law and civil litigation. From May 1998 to the present, he has been a partner in the law firm of Schuman & Associates, located in Costa Mesa, California. From October 1997 through May 1998 he was employed as an attorney for Sayer & Associates, a California firm. He was litigation counsel for Bollington & Roberts, another California firm, from 1992 to October 1997. He received a Juris Doctorate from Western State University in 1993 and a bachelor's from the University of Kansas in 1989. Mr. Rotert filed a Chapter 7 voluntary bankruptcy petition in February 1998 in the Central District of California Division of the United States Bankruptcy Court, which was discharged in June of 1998.

     In February 2000, the Company learned that one of its Directors, Dennis Shen, who had served in such capacity since the inception of the Company, had been convicted in California in 1996 of two counts involving the receipt or concealment of stolen property, both of which were dropped to misdemeanor counts, and which, it appears, were eventually expunged at the bench and entered as not guilty pleas. Although Mr. Shen has had a close and valuable relationship with the Company since its initial operations, and it is expected that he will continue to provide valuable services to the Company as a consultant and significant shareholder in the future, upon learning of these convictions Mr. Shen's resignation was accepted by the Company's Board of Directors on February 23, 2000. Susan Shen, the wife of Dennis Shen, was not implicated in any of the charges discussed above, but resigned her position as the Company's Secretary and Treasurer on about the same date. She continues to be a full-time employee of the Company, and Shen family members continue to be significant shareholders of the Company.


                                   PART II

             ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                         RELATED STOCKHOLDER MATTERS

     Our common stock is traded in the Over-the-Counter market and is quoted on the electronic Bulletin Board under the symbol "WWWN". The following table represents the range of the high and low bid prices of our stock as reported by the Nasdaq Trading and Market Services for each fiscal quarter for the last two fiscal years ending December 31, 1998, and 1999, respectively. Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.


     Year          Quarter               High          Low
     ----          -------------         ------        -----

     1998          First Quarter         $ 0.125       $ 0.1
                   Second Quarter          *             *
                   Third Quarter           *             *
                   Fourth Quarter          *             *
     1999          First Quarter           4.0           4.0
                   Second Quarter          6.0           0.40625
                   Third Quarter           4.75          2.875
                   Fourth Quarter          5.25          2.75

*    No trading activity in our stock occurred during this quarter.

     During 1997 and 1998 our market was sporadically and thinly traded. As the table above reflects, there was no trading activity during the second, third or fourth quarters of 1998. Trading activity increased in August of 1999. The prices per share of companies similar to Worldwide Wireless Networks' have exhibited extreme volatility in response to company-specific information, as well as general market conditions. Shareholders should consider the possibility of the loss of the entire value of their shares.

     As of December 31, 1999, we had a total of 11,799,988 shares issued and outstanding. Management controls approximately 50.7% of our outstanding shares. We have 400,000 common shares subject to warrants and 7,958,160 common shares subject to the resale limitations of Rule 144. In addition, there are from 50,000 to 700,000 disputed options to purchase common shares of the Company which are the subject of a pending lawsuit arising out of a contract entered into by Pacific Link in September of 1998. (See, "Part I,
Item 3: "Legal Proceedings: Disputed Beneficial Ownership", above).


Dividends.
---------

     We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Stock Splits.
------------

     In June 1998, our Board of Directors authorized a 30-for-1 reverse split of our common stock. In March 1999, our Board of Directors authorized a 4-for-1 forward split of our common stock. All per share information in this Annual Report statement has been retroactively restated to reflect these changes.

Private Equity Transactions.
---------------------------

     Below is a list of all of the private transactions for the sale of unregistered securities made by the Company for the period January 1, 1999 through December 31, 1999:

     On April 1, 1999, the Company issued 7,000,000 shares in the reverse merger acquisition with Pacific Link Internet (See Note 10).

     On April 2, 1999, the Company issued 400,000 shares of common stock for cash of $100,000 and services valued at $200,000.

     In June 1999, the Company issued 200,000 shares for $1,000,000 in cash at $5 per share.

     In June 1999, the Company issued warrants to purchase stock at 3.00, 4.00 and 5.00 per share, valued at $122,000 (See Note 11 to the Financial Statements).

     In December 1999, the Company issued 200,000 shares of common stock for cash of $400,000, at $2 per share, from a private investor.


                       ITEM 6:  SELECTED FINANCIAL DATA

        The following table sets forth certain selected financial and operating data for the Company as of and for each of the three years in the period ended December 31, 1999, which was derived from the Company's financial statements and notes thereto that have been audited by Crouch, Bierwolf & Chisholm, independent public accountants. All of the data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto.


FINANCIAL DATA (1)
                                                 YEAR ENDED DECEMBER 31,
(Dollars in thousands, except           1999             1998           1997
  per share data)

STATEMENTS OF OPERATIONS DATA:
Revenues                               $   1,980        $   841      $   271
Operating expenses                     $   2,533        $   708      $   223
Stock-based compensation               $     --         $    --      $    -
Operating income (loss)                $  (1,526)       $  (297)     $  (141)
Other expense                          $      25        $    32      $    12
Net loss from continuing operations    $  (1,551)       $  (329)     $  (153)
Loss from discontinued operations      $     --         $    --      $    --
Loss from extraordinary item             -------         --------    -------
Net loss                               $  (1,551)       $  (330)     $  (153)

Share data (2):
  Basic and diluted loss per share
  from continuing operations           $   (0.16)       $ (0.09)       $(0.05)

  Per share effect of extraordinary
  item                                 ------------   ------------  ----------
Basic and diluted loss per share       $   (0.16)       $ (0.09)      $ (0.05)

Weighted average shares used in
  computing basic and diluted
  loss per share                        9,716,655      3,679,994    3,360,000
                                        ---------      ---------    ---------



                                              YEAR ENDED DECEMBER 31,
(Dollars in thousands)                      1999        1998         1997

BALANCE SHEETS DATA:
Total assets                           $    1,491     $     362     $
Total long-term debt, net of current
  Portion                              $        2     $      44     $

CASH FLOWS PROVIDED BY (USED IN):
Operating activities:                  $     (865)    $     181     $   (19)
Investing activities:                  $   (1,028)    $    (193)    $   (66)
Financing activities:                  $   (2,030)    $      12     $    87


               ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as "believe,' "intends," "may," "will," "expects," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

Overview.
---------

     We are a networking solutions company which provides high speed Internet access using our own wireless network, dial-up Internet access, data center services and network consulting. Since April 1999 we have had large-scale commercial operations and have developed a commercial customer base, a direct sales force and have expanded our wireless network. Our primary market is currently Orange County, California, where we operate our wireless network. Recently, we have also initiated operations in Los Angeles County, California. While we have experienced revenue growth since our inception, we have operated at a net loss, due primarily to our investment in expanding our network coverage, which is expected to continue. Management believes that our continued expansion will result in additional losses for the foreseeable future, due to our continued expansion efforts beyond the amount of revenues generated from our existing operations. We must fund these expansion efforts, for the foreseeable future, from the incurrence of debt and/or the sale of equity, and there can be no assurance that we will be able to access either debt or equity capitalization in sufficient amounts or on acceptable terms to continue to fund such expansion efforts (as further described below). We have received a letter from one of our existing investors indicating a willingness to provide certain additional debt and/or equity capitalization as may be determined between us from time to time as our financial needs arise. Depending upon the terms presented to us, we may or may not use all or any portion of such funding. If we were unable to access this capital, or any other capital for expansion, then the Company would be unable to continue its expansion as planned, and would remain essentially an Orange County, California network. Management has developed a cost reduction plan which could be implemented in such an event, and this plan would allow the Company to operate profitably, with no expansion or growth.

     Revenues. We generate revenues primarily through the sale of annuity-like service contracts with customers, the sale and installation of wireless networks, and network consulting. We recognize revenues when services are completed. We believe that growth in revenue will come from additional penetration in markets currently served by existing networks, expansion of complimentary product lines to existing and new customers, and geographic expansion using currently deployed technologies. We have spent, and intend to continue to spend, significant resources on these activities.

     Cost of Sales. Cost of sales consists of third-party network usage and other outsourced service costs, and the cost of roof rights. Third-party network costs are expensed in the period when services are rendered and are generally proportional to the number of customers. We do not currently anticipate that inflation will have a material impact on our results of operations.

     Sales and Marketing. Sales and marketing expenses include salaries, sales commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party sales agents, marketing and sales support functions. In an effort to increase our revenues, user base and brand awareness, we expect to increase significantly the amount of spending on sales and marketing over the next year. Marketing costs associated with increasing our user base, which to date have been minimal, are expensed in the period incurred.

     General and Administrative. General and administrative expenses include salaries, employee benefits and expenses for our executive, finance, depreciation of network equipment, technical staff costs, legal, and human resources personnel. Investment in network equipment is related primarily to geographic network expansion and incremental customer installations, which result in increased depreciation expense in future periods. In addition, general and administrative expenses include fees for professional services and occupancy costs. We expect general and administrative expenses to increase in absolute dollars as we continue to expand our administrative infrastructure to support the anticipated growth of our business, including costs associated with being a public company.

Reverse Merger Treatment.
------------------------

     In April 1999 Worldwide Wireless Networks, Inc. completed a merger with Pacific Link Internet, Inc., a California corporation doing business as Global Pacific Internet. Pacific Link began its operations in August 1997, and was incorporated in September 1997. As a result of the merger, Worldwide Wireless Networks acquired the business, operations and assets of Pacific Link which are a significant part of our ongoing business and the services that we sell. In conformance with generally accepted accounting principles, the merger has been accounted for as a "reverse merger", and the accounting survivor is Pacific Link.

     The reverse merger was completed pursuant to the statutory requirements of California and Nevada through the exchange of 7,000,000 shares of Worldwide Wireless Networks' common stock in exchange for all of the outstanding stock of Pacific Link. The merger was structured as a tax-free statutory merger pursuant to Section 368 (a)(1)(A) of the Internal Revenue Code of 1986, as amended. Worldwide Wireless Networks raised $1,000,000 in anticipation of the merger, and provided this as its only contribution to the assets of the newly combined organization. The merger was treated as a reverse merger for accounting purposes, therefore the financial information for the fiscal year ended December 31, 1999 has been consolidated, and such information for the fiscal years ended December 31, 1998 and 1997 is that of Pacific Link, only.

Recent Developments.
--------------------

     On October 27, 1999, we entered into a contract to purchase wireless telecommunications equipment from Adaptive Broadband Corporation. Pursuant to the agreement we have committed to purchase 2,624 units, 5,120 units and 7,760 units during the first, second and third years of the agreement, respectively. Units consist of subscriber units or access points. Subscriber units refer to individual customers and access points refer to POPs. The agreement may be terminated by written notice from either party for occurrence of several specific events, notably, if either party is not satisfied with the performance of the other party. Obligations of the agreement will survive early termination to the extent purchase orders are accepted by Adaptive Broadband Corporation and minimum additional payments are required.

     We anticipate that approximately 20% of the equipment purchased as a result of the agreement will be used in our own wireless operations, and the remaining 80% will be resold to third parties. We expect to purchase a minimum of $4.4 million, $6.4 million and $7.76 million of such equipment for the first, second and third year of the agreement. As of this filing, we anticipate that this agreement will provide additional revenues from wireless equipment sales, however, we cannot assure what effect the commitments required under the agreement will have on our results of operations.

     In May of 1999 we entered into a joint venture with Bridge Technology, Inc. Pursuant to the agreement, we have agreed to provide our know how and have contributed $50,000 toward the capitalization of Pacific Bridge Net, a subsidiary of Bridge Technology. The mission of Pacific Bridge Net is to design, develop (patent and copyright), market and sell certain devices required to provide high speed broadband wireless access to the Internet backbone infrastructure. We own a 20% interest in the venture, and will have the right to sell any radio equipment which is developed through the venture in the United States. As of December 31, 1999, the amount of this investment was reduced to $36,885, resulting from our 20% allocation of the losses reported by Pacific Bridge Net for fiscal year 1999. Pacific Bridge Net has finished an engineering prototype of a wireless radio with a built-in firewall and integrated router (which may eliminate the need for a proxy server or complicated network configuration), and has been testing it for a period of approximately 12 weeks for reliability and stability in real wireless network
deployment.    The results of this beta program were promising, yet more
testing is needed. In the first fiscal quarter of 2000, we continued our expansion into Asia by entering into an agreement with Global Bridge E Net, a company formed to develop and deploy an Asynchronous Transfer Mode (ATM) wireless network in Asia, pursuant to which we will receive 10% of the gross revenues generated by Global Bridge E Net, and have the opportunity to invest in the purchase of 20% of the initial equity of that company.

Liquidity and Capital Resources.
-------------------------------

     Since Pacific Link's inception, it has financed its operations primarily through the private placement of equity securities, loans, leasing arrangements, cash-flow from operations and the merger completed with Worldwide Wireless in April 1999. As of December 31, 1999 cash reserves totaled $136,311 with total current assets of $453,175.

     We have posted operating losses since inception. Our working capital deficit as of December 31, 1999 is $214,252. Our long-term debt was $2,230 as of that same date. Our current liabilities for that same date were $1,596,452, of which $665,355 accounts for the current portion of, our long term liabilities discussed above, and $655,485 is attributable to current accounts payable. We anticipate a reduction of approximately $17,567 in October 2000, due to the expiration of certain capital lease obligations. We have paid interest rates ranging from 15.5% to 32.5%, or an average of 21.7%, on such obligations as a new company without a credit history.

     As of December 31, 1999, our principal commitments consisted of office, roof-rights payments, and equipment leases. Future minimum principal payments on notes payable were approximately $7,720. Future minimum lease payments were $42,910 with $40,887 through 2000 and $5,484 through 2001. Future minimum lease payments at December 31, 1999 were $34,211. Of that amount, capital lease payments due through the end of fiscal years 2000 and 2001 were $32,626 and $1,585, respectively, and operating lease payments due through the same periods were $283,836 and $283,836, respectively.

     The consolidated cash flows show net cash used for our operating activities for the fiscal year ended December 31, 1999 was $865,302. Net cash used for operating activities consisted primarily of net operating losses and network asset purchases. Net cash provided by our financing activities was $2,029,671 during the same period. Net cash provided by financing activities was principally attributable to the sale of securities by Worldwide Wireless Networks prior to the merger in April 1999.

     We expect to continue to incur significant capital expenditures in the future in our current market of Orange County, including additions and enhancements to our server and network infrastructure, software licenses and furniture, fixtures and equipment. The actual amount of capital expenditures will depend on the rate of growth in our user base and available resources, which is difficult to predict and which could change dramatically over time. Technological advances may also require us to make capital expenditures to develop or acquire new equipment or technology.

     The Company's current business plan calls for us to launch wireless networks in Los Angeles, San Diego, Santa Barbara and Ontario, California, and Honolulu, Hawaii during our current expansion phase, and we have recently began expansion in Los Angeles County as described above. We anticipate that during this expansion based upon our historical funding of expansion efforts, we will remain unprofitable in each market for at least 12 to 18 months after launch. We expect that we will require outside financing of at least $1,000,000 to $3,000,000 per location to establish and deploy our network in the areas mentioned above, in addition to any revenues generated from operations. We intend to explore the letter we received from one of our shareholders to determine if mutually agreeable terms can be reached whereby it would provide certain debt and/or equity capitalization to help finance our expansion efforts, and, even if acceptable terms can be negotiated, additional external funds will also have to be raised.

     We have investigated the availability, source and terms for external debt financing and are exploring options which may be available to us. However, we cannot assure that we will be able to obtain such financing on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the repayment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

     Any future securities offerings will be effected in compliance with applicable exemptions under federal and state laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. After determination of the availability of debt financing we may elect to offer securities and, accordingly, will determine the type of offering or the type or number of securities which we will offer at that time. However, we can not assure that a future securities offering
will be successful.   We have no plans to make a public offering of our common
stock at this time. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

     If we are unable to obtain additional funds on terms agreeable to us, we will suspend our expansion plans into new markets and will restructure our operations to rely on operating cash flow.

Results of Operations.
---------------------

     The following table sets forth selected consolidated statements of operating data as a percentage of total revenues:

                                               Year Ended

                                      Dec 31      Dec 31        Dec 31
                                       1997        1998          1999
                                   ------------ ------------ -------------

Revenues ........................  $  271,841   $  841,841   $   1,980,203


AS A PERCENTAGE OF REVENUES
Cost of sales.................     $  189,382   $  430,600   $     972,802

                                        69.7%        51.1%           49.1%

Gross profit.....................  $   82,459   $  411,241   $   1,007,401

                                        30.3%        48.9%           50.9%

Operating expenses:
   Selling ......................  $   68,827   $  158,592   $     616,022

                                        25.3%        18.8%           31.1%

   General and administrative ...  $  154,596   $  549,987   $   1,917,450

                                        56.9%        65.3%           96.8%

   Total operating expenses .....  $  223,423   $  708,579   $   2,533,472

                                        82.2%        84.2%          127.9%

Loss from operations ............  $  140,964   $  297,338   $   1,526,071

                                        51.9%        35.3%           77.1%

Other income (expense), net......  $  (12,529)  $  (32,045)  $    (25,181)

                                         4.6%         3.8%           1.3%

Net loss ........................  $  153,493   $  330,183   $  1,551,252
                                        56.5%        39.2%          78.3%



                TWELVE MONTHS ENDED DECEMBER 31, 1999 AND 1998

     Revenues for the period ended December 31,1999 were $1,980,203, which represented an increase of $1,138,362 (from $841,841 for the period ended December 31, 1998). The increase was primarily attributable to revenues generated from acquisition of new wireless customers from which we generated approximately $1,051,981 of our total revenues for such period. Dial up customers generated approximately $249,656 of our total revenues for such interim period. The balance of $356,701 resulted from other services, including DSL, colocation, and consulting services.

     Cost of sales for the fiscal year ended December 31, 1999 was $972,802, which represented an increase of $542,200 (from $430,600 recorded for the period ended December 31, 1998). The increase was primarily attributable to increased third-party network service expense related to the growth in our user base, as well as our expansion of the level of services began to offer, most notably DSL services.

     Selling expenses for the fiscal year ended December 31, 1999 were $616,022, which represented an increase of $457,430 (from $158,592 for the period ended December 31, 1998). The increase was primarily due to the hiring of additional direct sales force personnel and success-based sales commissions.

     General and administrative expenses for the 1999 fiscal year were $1,877,133, which represented an increase of $1,422,007 (from $455,126 for fiscal year 1998). The increase was primarily due to the hiring of additional administrative personnel and increased professional and consulting expense. We also will experience increases in our general and administrative expenses due to preparation of the annual and quarterly reports which are required now that we are a reporting company.

     Interest expense consists primarily of interest expense on capital equipment leases. Interest expense for fiscal year 1999 was $46,895, which represented a decrease of $4,560 from interest expense of $51,455 for fiscal year 1998. The decrease was primarily attributable to the expiration of approximately 65% of the capital leases previously entered into by the Company in connection with the provision of dial-up services, and the ability of the Company to outsource such dial-up services without having to replace such capital leases.

     Our net loss for the fiscal year ended December 31, 1999, totaled $1,551,252, or $.16 per share, compared to $330,183, or $.09 per share, for the fiscal year ended December 31, 1998. As discussed above the 1999 period was impacted by costs associated with increases in the number of sales personnel, administrative personnel, professional and consulting services and depreciation expenses.

Factors Affecting Future Operations.
------------------------------------

     Our operating results may fluctuate substantially in the future as a result of a variety of factors, many of which are outside of our control, including those discussed elsewhere in this filing. We plan to significantly increase our operating expenses and capital expenditures to expand our sales and marketing efforts, promote the brand, continue to enhance the features and functionality of our product line, upgrade our internal network infrastructure, pursue new distribution channels and hire new personnel across all levels of our organization. We determine our operating expenses largely on the basis of anticipated growth in our revenues, however, some of our expenses are fixed in the short term. There are risks associated with the timing and achievement of revenue targets due to a variety of factors, and there can be no assurance that revenues will increase commensurately with expenses. We believe that our expenses will exceed our revenues for the foreseeable future. As a result of these and other factors, our operating results may vary substantially from quarter to quarter.

Seasonal Aspects.
----------------

     Our business is not seasonal because the sale of our services is not linked to seasonal variables.

Year 2000 Compliance.
----------------------

     We have experienced no material problems as a result of the change from the Twentieth Century to the Twenty-First Century, and none of our vendors or customers have advised us that they have experienced any such problems in connection with our receipt or performance of any products or services. In anticipation of potential Year 2000 problems, we adopted a Year 200 readiness plan designed to eliminate or mitigate the risk of such problems. Any person desiring to learn more about the specific Year 2000 readiness actions which we undertook may contact us at the Company's headquarters.


             ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth on pages F-1 through F-19.

          ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

     We have had no change in, or disagreements with, our principal independent accountant during our last three fiscal years.


                                   PART III

         ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on directors of the registrant called for by this Item is incorporated by reference to the section entitled "Election of Directors and Management Information" in the Company's Proxy Statement for its 2000 annual shareholders meeting which will be filed with the United States Securities and Exchange Commission. The information on executive officers of the registrant called for by this Item is included herein in the section entitled "Executive Officers of the Registrant."


                       ITEM 11: EXECUTIVE COMPENSATION

     The following table shows compensation of our executive officers for our last completed fiscal year.

                          SUMMARY COMPENSATION TABLE

                             Annual Compensation
                              -----------------

                                 Fiscal     Annual                Other
Name and Principal Position        Year     Salary ($)    Bonus   Compensation
----------------------------     -------   -----------   ------   ------------

Jack Tortorice                    1999     $ 98,000       $  0     $  0
Chief Executive Officer
and Director

Thomas Rotert                     1999     $      0       $  0     $  0
Secretary and Treasurer

Compensation of Directors.
--------------------------

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

Employment Contracts.
--------------------

     On January 1, 1999, we amended our employment agreement with Mr. Tortorice. The agreement is for an initial term of five years, terminating on December 31, 2003. However, the agreement automatically renews for one year for the next four years after the initial term. Mr. Tortorice receives a salary of $98,000 per year. He has a $500 car allowance per month and will be reimbursed for expenses incurred on our behalf. We may terminate the agreement for cause, as defined in the agreement. Pursuant to the agreement, if we terminate the agreement we have agreed to buy back his original shares, 3,500 common shares, for $25 a share and we will distribute a pro rata share
of profits to each of them.   Mr. Tortorice may terminate the agreement by
giving us 30 days notice.

     On January 1, 2000, we entered into an employment agreement with Mr. Bream for an initial term of five years, terminating on December 31, 2004.
Mr. Bream agreed to be employed as our President and Chief Operating Officer for an interim period of sixty (60) days after which time he will become our Chief Executive Officer for the remainder of the term of the contract. Mr. Bream receives a salary of $120,000 per year and stock options pursuant to our employee stock option plan for an aggregate of 580,000 common shares. Such options include the right to purchase 100,000 common shares with an exercise price of $3.00, which vest immediately, and the right to purchase 20,000 common shares each month for the first twenty-four months of employment. Worldwide Wireless may terminate Mr. Bream's employment with written notification with out cause and for cause, as defined in the agreement. Worldwide Wireless is obligated to pay a severance payment equal to six months of salary if termination is without cause. Mr. Bream may terminate the employment with thirty-days written notice.

1999 Stock Option Plan.
-----------------------

     On August 13, 1999, the Company established an Employee Stock Ownership Plan (the Plan). The Plan covers both current and prospective employees, consultants and directors. Employees will be covered under the Incentive Stock Option and consultants will be covered under the Nonstatutory Stock Option.

     The exercise price for each option shall be established by the Company Board of Directors. The exercise price per share for an Incentive Stock Option can not be less than the fair market value of a share of stock on the effective grant date. The exercise price per share for a Nonstatutory Stock Option can not be less than 85% of the fair market value of a share of stock on the effective date of the option.

     As of December 31, 1999, there are 326,175 options granted but none have yet vested. Per FASB 123, the Company recognized compensation when the options vest, therefore no compensation has been recorded for these options. No options are exercisable after the expiration of 10 years after the effective grant date. The maximum number of shares to be issued under the plan is 1,000,000.



              ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock of: (i) each person or group known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our executive officers, (iii) each of our directors and (iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 11,799,988 shares of common stock outstanding and options and warrants exercisable within 60 days as of December 31, 1999.


                       Common Stock Beneficially Owned
                       --------------------------------

Name and Address of               Number of Shares of
Beneficial Owners                 Common Stock            Percentage of Class
-------------------------         -------------------     -------------------

Dennis and Susan Shen             3,084,500 (1)               26.1%
770 The City Drive South,
Suite 3700
Orange, California 92868

Sean LeMons                         777,600 (2)                6.4%
15123 Brookhurst #205
Westminster, California 92683

Ming-Chau Yeung                     774,000 (1)                6.3%
9 Red Coat Place
Irvine, California 92602

(1) Dennis Shen is the record owner of 500,000 shares and options to purchase 4,500 shares, he and Susan Shen jointly own 1,806,000 shares, and they share voting and investment power of 774,000 shares held by Susan's mother, Ming-Chau Yeung.

(2)      Includes options to purchase 3,600 shares exercisable within 60 days.


Disputed Beneficial Ownership.
-------------------------------

     In September 1998, Pacific Link entered into an option agreement with DFL Capital Partners, LLC. According to the agreement DFL Capital Partners, LLC was granted the option to buy 50,000 common shares at $0.10 per share. The right to exercise the option vested immediately and remained exercisable for ten (10) years The amount of common shares subject to the options would adjust according to recapitalizations of Pacific Link. The parties to this agreement are currently in a dispute as to the application of this agreement to our common shares, and have filed a lawsuit in connection with such dispute, which is described in detail under the heading "ITEM 3: LEGAL PROCEEDINGS" above. Depending upon the resolution of this dispute, we may have up to 700,000 common shares subject to these options and if the optionee exercises the options it may become a 5% shareholder.

                                  MANAGEMENT

                       Common Stock Beneficially Owned
                        ------------------------------

Name and Address of           Number of Shares of
Beneficial Ownership          Common Stock            Percentage of Class
------------------------      -------------------     -------------------
Jack Tortorice                  2,910,500 (3)          24.6%
770 The City Drive South,
Suite 3700
Orange, California 92868

Charles C. Bream III              160,000 (4)           1.1%
770 The City Drive South,
Suite 3700
Orange, California 92868

Thomas Rotert                           0               0.0%
2900 Bristol Street
Suite D-208
Costa Mesa, CA 92626


All executive officers and
Directors as a group             3,070,500            26.02%


(3)      Includes options to purchase 4,500 shares exercisable within 60 days.

(4) Represents options to purchase 140,000 shares exercisable within 60 days.

           ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into Employment Agreements with Jack Tortorice and Charles C. Bream, III, who serve as the Company's Chairman of the Board of Directors and Chief Executive Officer, respectively. These agreements call for the Company to compensate Messrs. Tortorice and Bream with a combination of cash and stock, as described above (See: Executive Compensation").

     Thomas Rotert, a Director of the Company, also serves as our Corporate Secretary and Treasurer. Mr. Rotert does not receive any compensation for serving in these capacities, however his law firm, Schumann & Associates, has been engaged by us to represent us as general legal counsel, for which they receive compensation in cash as well as options to purchase common stock of the Company under our 1999 Stock Option Plan. All stock to which Schumann & Associates is entitled is purchasable at its trading price on the date exercised, and options are earned at the end of each month at the rate of 10,000 options per month of service.

     Dennis Shen, who formerly served as a Director of the Company, resigned from that position in February 2000 (See "Executive Officers of the Registrant"). He has continued to provide services to the Company under a Consulting Agreement, for which he receives cash compensation equal to $50,000 per year, and will be responsible for, among other things, monitoring the Pacific Bridge Net and Global Bridge E Net ventures on behalf of the Company. (See: "Business: Product Development").

     Sean LeMons, another founder of the Company and a holder of more than 5% of our outstanding stock, is an employee of the Company. His annual salary for FY1999 was $57,600.

                                   PART IV

             ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
                           AND REPORTS ON FORM 8-K

(A)     Financial Statements and Schedule

     The financial statements and schedules filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements and Schedules at page F-1, which immediately precedes such documents.

(B)     Reports on Form 8-K

     A Form 8-K was filed on February 10, 2000, reporting our acquisition of Tarrab Capital Group ("TCG") wherein all the outstanding shares of common stock of TCG were exchanged for 5,000 shares of our restricted common stock. We were the successor corporation in that merger, and TCG ceased to exist.

                             FINANCIAL STATEMENTS




                      Worldwide Wireless Networks, Inc.
                    (formerly Pacific Link Internet, Inc.)

                       Consolidated Financial Statements

                          December 31, 1999 and 1998

                                C O N T E N T S


Auditors' Report...................................................  3

Consolidated Balance Sheets .......................................  4

Consolidated Statements of Operations..............................  6

Consolidated Statements of Stockholders' Equity....................  7

Consolidated Statements of Cash Flows..............................  8

Notes to the Consolidated Financial Statements.....................  9

                         CROUCH,  BIERWOLF & CHISHOLM
                         Certified Public Accountants
                         50 West Broadway, Suite 1130
                          Salt Lake City, Utah 84101
                            Office (801) 363-1175
                              Fax (801) 363-0615

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Worldwide Wireless Networks, Inc. (formerly Pacific Link Internet, Inc.):

We have audited the accompanying consolidated balance sheets of Worldwide Wireless Networks, Inc. (formerly Pacific Link Internet, Inc.) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and from inception on August 1, 1997 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Wireless Networks, Inc. (formerly Pacific Link Internet, Inc.) as of December 31, 1999 and 1998 and the results of its operations and cash flows for the years then ended and from inception on August 1, 1997 through December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Crouch, Bierwolf & Chisholm

Salt Lake City, Utah
February 18, 2000
                                   F-3

                      Worldwide Wireless Networks, Inc.
                         Consolidated Balance Sheets

                                    ASSETS
                                    ------
                                                           December 31
                                                         1999         1998
                                                    ------------- ------------
CURRENT ASSETS

 Cash and Cash Equivalents (Note 1)                 $    136,311  $         -
 Accounts receivable (net of allowance for
   doubtful accounts of $20,000 and
   $2,200, respectively)                                 165,091       29,340
 Employee advance                                          3,000            -
 Inventory                                               129,861            -
 Prepaid Expenses                                         18,912            -
                                                    ------------- ------------

   Total Current Assets                                  453,175       29,340
                                                    ------------- ------------
PROPERTY & EQUIPMENT (Note 1)

 Office equipment                                        103,231       28,833
 Leased equipment                                        177,653      209,751
 Machinery equipment                                   1,109,524      226,878
                                                    ------------- ------------
                                                       1,390,408      465,462
 Less:
   Accumulated depreciation - leased equipment          (165,255)    (130,111)
   Accumulated depreciation                             (282,495)     (28,491)
                                                    ------------- ------------

   Total Property & Equipment                            942,658      306,860
                                                    ------------- ------------
OTHER ASSETS

  Investments (Note 1)                                    36,885            -
  Deferred Charges (Note 1)                               21,984       10,428
  Deposits                                                36,197       15,184
                                                    ------------- ------------

    Total Other Assets                                    95,066       25,612
                                                    ------------- ------------
    TOTAL ASSETS                                    $  1,490,899  $   361,812
                                                    ============= ============

  The accompanying notes are an integral part of these financial statements.

                      Worldwide Wireless Networks, Inc.
                    (formerly Pacific Link Internet, Inc.)
                    Consolidated Balance Sheets continued


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                            December 31
                                                         1999         1998
                                                    ------------- ------------
CURRENT LIABILITIES
  Bank overdrafts                                   $          -  $     4,092
  Accounts payable                                       655,485      522,337
  Accrued expenses                                        83,933            -
  Lines of credit (Note 6)                                89,323       98,471
  Unearned revenue (Note 1)                              102,356       23,542
  Current portion of long-term liabilities (Note 5)      665,355      102,517
                                                    ------------- ------------

    Total Current Liabilities                          1,596,452      750,959
                                                    ------------- ------------
LONG TERM LIABILITIES (Note 5)

  Unearned Revenue (Note 1)                                    -       17,948
  Notes payable (Note 5)                                 562,245        9,277
  Notes payable-related party (Note 5)                    75,000       31,300
  Capital lease obligations (Note 5)                      30,340       88,190
  Less current portion                                  (665,355)    (102,517)
                                                    ------------- ------------

    Total long term Liabilities                            2,230       44,198
                                                    ------------- ------------

    TOTAL LIABILITIES                                  1,598,682      795,157
                                                    ------------- ------------
STOCKHOLDERS' EQUITY

  Common stock, 50,000,000 shares of $.001 par
   value authorized, 1,799,988 and 3,999,988
   shares issued and outstanding                          11,800        4,000
  Additional paid in capital                           1,915,345      101,145
  Retained earnings                                   (2,034,928)    (483,676)
  Officer receivables                                          -      (54,814)
                                                    ------------- ------------

    Total Stockholders' Equity                          (107,783)    (433,345)
                                                    ------------- ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  1,490,899  $   361,812
                                                    ============= ============

  The accompanying notes are an integral part of these financial statements.

                      Worldwide Wireless Networks, Inc.
                    Consolidated Statements of Operations



                                                                 From
                                                                 inception on
                                             For the years       August 1,1997
                                                 ended           through
                                               December 31       December 31
                                            1999       1998      1997
                                      ------------ ------------- -------------
REVENUES                              $ 1,980,203  $    841,841  $    271,841

COST OF SALES                             972,802       430,600       189,382
                                      ------------ ------------- -------------
GROSS PROFIT                            1,007,401       411,241        82,459
                                      ------------ ------------- -------------
SELLING EXPENSES                          616,022       158,592        68,827

BAD DEBT EXPENSE                           40,317        94,861        15,657

GENERAL &  ADMINISTRATIVE EXPENSES      1,877,133       455,126       138,939
                                      ------------ ------------- -------------
TOTAL OPERATING EXPENSES                2,533,472       708,579       223,423
                                      ------------ ------------- -------------
OPERATING INCOME (LOSS)                (1,526,071)     (297,338)     (140,964)
                                      ------------ ------------- -------------
OTHER INCOME  AND (EXPENSES)

  Loss on investment                      (13,115)            -             -
  Miscellaneous income                     34,829        19,410         6,163
  Interest expense                        (46,895)      (51,455)      (18,692)
                                      ------------ ------------- -------------
   Total Other Income and (Expenses)      (25,181)      (32,045)      (12,529)
                                      ------------ ------------- -------------
INCOME (LOSS) BEFORE INCOME TAXES      (1,551,252)     (329,383)     (153,493)

PROVISION FOR INCOME TAXES (Note 1)             -           800             -
                                      ------------ ------------- -------------
NET INCOME (LOSS)                     $(1,551,252) $   (330,183) $   (153,493)
                                      ============ ============= =============
NET INCOME (LOSS) PER SHARE           $      (.16) $       (.09) $       (.05)
                                      ============ ============= =============
WEIGHTED AVERAGE OUTSTANDING SHARES     9,716,655     3,679,994     3,360,000
                                      ============ ============= =============

  The accompanying notes are an integral part of these financial statements.

                      Worldwide Wireless Networks, Inc.
               Consolidated Statements of Stockholders' Equity
     From inception on August 1, 1997 through December 31, 1999 and 1998


                                             Common Stock        Additional   Retained
                                      -------------------------- Paid in      Earnings
                                         Shares        Amount    Capital      (Deficit)
                                      ------------- ------------ ------------ ------------
Balance at inception on
  August 1, 1997                                 -  $         -  $         -  $         -

Shares issued to organizers for cash     3,360,000        3,360         (860)           -

Net income (loss) for the period
   ended December 31, 1997                       -            -            -     (153,493)
                                      ------------- ------------ ------------ ------------
Balance on December 31, 1997             3,360,000        3,360         (860)    (153,493)

Shares issued for cash                     639,988          640      102,005            -

Net income (loss) for the year
   ended December 31, 1998                       -            -            -     (330,183)
                                      ------------- ------------ ------------ ------------
Balance on December 31, 1998             3,999,988        4,000      101,145     (483,676)

April 1, 1999 - Reverse acquisition
  and reorganization adjustment          7,000,000        7,000       (7,000)           -

April 2, 1999 - Stock issued for cash
  and services valued at $.75 per share    400,000          400      299,600            -

June 1999 Stock issued for cash
   at $5 per share                         200,000          200      999,800            -

June 1999 Warrants issued for services           -            -      122,000            -

December 1999 - Stock issued for
   cash at $2 per share                    200,000          200      399,800            -

Net income (loss) for year ended
   December 31, 1999                             -            -            -   (1,551,252)
                                      ------------- ------------ ------------ ------------

Balance on December 31, 1999            11,799,988  $    11,800  $ 1,915,345  $(2,034,928)
                                      ============= ============ ============ ============


The accompanying notes are an integral part of these financial statements.

                                  F-7

                    Worldwide Wireless Networks, Inc.
                  Consolidated Statements of Cash Flows


                                                                     From
                                                                     inception
                                                For the years        on August 1,
                                                    ended            1997 through
                                                  December 31        December 31,
                                               1999       1998       1997
                                         ------------- ------------- ------------
Cash Flows From Operating Activities

Net income (loss)                        $ (1,551,252) $   (330,183) $  (153,493)
Non-cash items:
  Depreciation & amortization                 321,246        97,736       26,362
  Bad debt                                          -        94,836       15,657
  Loss on investment                           13,115             -            -
  Stock and warrants issued for services      322,000             -            -
(Increase)/decrease in current assets:
  Accounts receivable                        (135,751)      (17,401)     (14,114)
  Accounts receivable-related party            54,814       (39,486)     (18,853)
  Employee advance                             (3,000)            -            -
  Prepaid expenses                            (18,912)        3,263       (3,263)
  Deferred charges                            (11,556)      (10,428)           -
  Inventory                                  (129,861)            -            -
Increase/(decrease) in current liabilities:
  Bank overdraft                               (4,092)        4,092            -
  Accounts payable                            133,148       336,665      128,317
  Accrued expenses                             83,933             -            -
  Unearned revenue                             60,866        41,490            -
                                         ------------- ------------- ------------
    Net Cash Provided (Used)
      by Operating Activities                (865,302)      180,584      (19,387)
                                         ------------- ------------- ------------
Cash Flows from Investing Activities

  Purchase of property and equipment         (957,045)     (187,411)     (57,269)
  Cash paid for deposits                      (21,013)       (6,113)      (9,071)
  Cash paid for Investments                   (50,000)            -            -
                                         ------------- ------------- ------------
    Net Cash Provided (Used)
      by Investing Activities              (1,028,058)     (193,524)     (66,340)
                                         ------------- ------------- ------------
Cash Flows from Financing Activities

  Advances on line of credit                       98         3,860       54,719
  Cash paid on line of credit                  (9,246)            -            -
  Cash from sale of stock                     500,000        72,645       32,500
  Cash received from debt financing           633,468             -       35,000
  Principal payments on long-term debt        (94,649)      (64,519)     (35,538)
  Cash received in merger with Worldwide    1,000,000             -            -
                                         ------------- ------------- ------------
     Net Cash Provided (Used)
       by Financing Activities              2,029,671        11,986       86,681
                                         ------------- ------------- ------------
    Increase/(decrease) in cash               136,311          (954)         954

Cash and Cash Equivalents
  at Beginning of Period                            -           954            -
                                         ------------- ------------- ------------
Cash and Cash Equivalents
  at End of Period                       $    136,311  $          -  $       954
                                         ============= ============= ============

The accompanying notes are an integral part of these financial statements.

                                   F-8

                     Worldwide Wireless Networks, Inc.
                   Consolidated Statements of Cash Flows
                                (continued)

                                         ------------- ------------- ------------
Supplemental Cash Flow Information:
  Cash paid for interest                 $     28,119  $     61,725  $     8,422
  Cash paid for income taxes             $          -  $          -  $         -
Non-cash financing transaction:
  Purchase of equipment
   with lease obligations                $          -  $     24,784  $   184,967
  Stock and warrants issued
   for services                          $    322,000  $          -  $         -




                                   F-9

                  Worldwide Wireless Networks, Inc.
                    Notes to Financial Statements
                      December 31, 1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies

     a. Organization

     The audited financial statements presented for December 31, 1999 and 1998, are those of Worldwide Wireless Networks, Inc. (formerly Pacific Link Internet, Inc.) (The Company). The Company was incorporated under the laws of the State of California on September 22, 1997, however operations began on August 1, 1997. The Company provides wireless internet access to business and individuals. The Company's headquarters are located in Orange, California.

     On April 1, 1999 the Company merged with Worldwide Wireless Networks, Inc. (Worldwide) a public company with no operations, and assumed the name of Worldwide Wireless Networks, Inc. Pursuant to the merger, Pacific Link ceased to exist and Worldwide became the surviving corporation. Worldwide was organized in the State of Nevada on June 10, 1992. Worldwide recently raised $1,000,000 in anticipation of the merger, and provided this as the only asset to the newly combined organization. The merger was treated as a reverse merger for accounting purposes, therefore the December 31, 1999 period is consolidated and the December 31,1998 and 1997 is that of the accounting acquirer (Pacific Link Internet, Inc.) only.

     b. Recognition of Revenue, Deferred Charges, Unearned Revenue

     The Company recognizes income and expense on the accrual basis of accounting. During 1998 and 1999, the Company entered into various sales agreements whereby, a third party financial institution pays a factored sales amount to the Company for sales contracts received from customers with terms of 1 to 3 years. The Company has deferred the revenue on these contracts to be recognized over the time of the contract. Unearned revenue has been established on the books in order to defer the revenues received from the third party on these contracts. The corresponding factoring fee has been deferred as an asset called "deferred charges" and is also recognized over the life of the contract. All other sales are recorded when the services are completed.

     c. Earnings (Loss) Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. The 1998 and 1997 weighted average shares have been retroactively restated for the stock split treatment of the reverse merger for comparability purposes. Fully diluted earnings per share has not been presented, because the earnings per share is the same. Warrants to purchase 400,000 common shares and employee stock options have been eliminated in the fully diluted earnings per share due to their anti-dilutive effect.

                  Worldwide Wireless Networks, Inc.
                    Notes to Financial Statements
                      December 31, 1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies (continued)

     d. Provision for Income Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $2,035,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2013. No tax benefit has been reported in the financial statements because the Company has yet to generate taxable income.

     Deferred tax assets and the valuation account is as follows at December 31, 1999 and 1998:

                                           1999       1998
             Deferred tax asset:       ---------- ----------
               NOL carrryforward       $ 691,000  $ 163,000
             Valuation allowance        (691,000)  (163,000)
                                       ---------- ----------
             Total                     $       -  $       -
                                       ========== ==========

     e. Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     f. Property and Equipment

     Expenditures for property and equipment and for renewals and betterments, which extend the originally estimated economic life of assets or convert the assets to a new use, are capitalized at cost. Expenditures for maintenance, repairs and other renewals of items are charged to expense. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in the results of operations. Assets are reviewed by management annually for impairment and are written down to fair market value if impairment exists.

     The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Useful lives of assets are as follows: Computer and wireless network equipment - 3 years; DSL equipment - 1 year; Furniture and fixtures - 7 years; Office equipment - 5 years. Depreciation expense for the period ended December 31, 1999, 1998 and 1997 is $321,246, $97,736 and $26,362, respectively.

NOTE 2 - Related Party Transactions

    During 1999, the Company paid $16,300 to a shareholder for a note payable which was outstanding from December 31,1998.

    During 1999, the Company paid $15,000 to a shareholder for a note payable which was outstanding from December 31, 1997.

    During 1999, the Company received $75,000 from a shareholder for a note payable. As of December 31, 1999, the balance due is $75,000.

                  Worldwide Wireless Networks, Inc.
                    Notes to Financial Statements
                      December 31, 1999 and 1998

NOTE 3 -  Investment

    In April 1999, the Company entered into an agreement with Bridge Technology, Inc., wherein the Company contributed $50,000 for a 20% interest in Pacific Bridge Net (PBN). In addition to the capital contribution, the Company was to provide consulting services to PBN for $50,000.

    As of December 31, 1999, the investment has been reduced from $50,000 to $36,885 due to the Company's 20% share of the $65,575 loss reported by PBN. The Company uses the equity method of accounting for this investment.

NOTE 4 - Long-Term Liabilities

    Long Term Liabilities are detailed in the following schedules as of December 31, 1999 and 1998:

 Notes payable is detailed as follows:             1999            1998
                                              -------------- --------------

 Note payable to an individual, payments due
 monthly of $500 through July 2000, bears
 interest at 7%, secured by equipment and
 other assets.                                        3,777         9,277

 Note payable to a corporation, payments due
 monthly of $5,457 until paid in full, bears
 interest at 12%, unsecured note                     58,468             -

 Note payable to a corporation, no monthly
 payment, matures March 2000, bears interest
 at 11%, guaranteed by an officer of the
 Company and secured by business assets             500,000             -
                                              -------------- --------------
 Total Notes Payable                                562,245         9,277
                                              -------------- --------------

 Notes payable related party is detailed as follows:

 Note payable to a shareholder, non interest
 bearing, due upon demand, unsecured note     $           -  $     15,000

 Note payable to a shareholder, non interest
 bearing, due upon demand, unsecured note                 -        16,300

 Note payable to a shareholder, no monthly
 payment, payable on demand, bears interest
 at 10%, unsecured note                              25,000             -

                  Worldwide Wireless Networks, Inc.
                    Notes to Financial Statements
                      December 31, 1999 and 1998


NOTE 4 - Long-Term Liabilities (continued)             December 31,
                                                   1999           1998
                                              -------------- --------------
 Note payable to a shareholder, no monthly
 payment, payable on demand, bears interest
 at 10%, unsecured note                              50,000              -
                                              -------------- --------------
 Total notes payable - related party                 75,000         31,300

 Capital lease obligations are detailed in the following schedule as of December 31, 1999 and 1998:

                                                     1999          1998
                                              -------------- --------------
 Capital lease obligation to a corporation
 for antenna equipment, lease payments due
 monthly of $710 through January 2001,
 bears interest at 19.7%, secured by antenna
 equipment.                                   $       8,815  $      13,790

 Capital lease obligation to a corporation
 for wireless equipment, lease payments due
 monthly of $175 through May 2001,
 bears interest at 18%, secured by
 wireless equipment.                                  2,743          4,091

 Capital lease obligation to a corporation
 for wireless equipment, lease payments due
 monthly of $1,244 through October 2000,
 bears interest at 15.5%, secured by wireless
 equipment.                                          17,567         23,689

 Capital lease obligation to a corporation
 for equipment, lease payments due monthly
 of $1,248 through December 1999, bears
 interest at 32.5%, secured by equipment.             1,215         12,644

 Capital lease obligation to a corporation
 for equipment, lease payments due monthly
 of $841 through October 1999, bears
 interest at 17%, secured by equipment.                   -          7,792

 Capital lease obligation to a corporation
 for equipment, lease payments due monthly
 of $721 through January 2000, bears
 interest at 19.4%, secured by equipment.                 -          8,388

                  Worldwide Wireless Networks, Inc.
                    Notes to Financial Statements
                      December 31, 1999 and 1998

NOTE 4 - Long-Term Liabilities (continued)               December 31
                                                   1999             1998
                                              -------------- --------------
 Capital lease obligation to a corporation
 for equipment, lease payments due monthly
 of $545 through August 1999, bears
 interest at 19.2%, secured by equipment.                 -          3,582

 Capital lease obligation to a corporation
 for equipment, lease payments due monthly
 of $997 through December 1999, bears
 interest at 24.1%, secured by equipment.                 -         10,532

 Capital lease obligation to a corporation
 for equipment, lease payments due monthly
 of $680 through January 1999, bears
 interest at 24.1%, secured by equipment.                 -            667

 Capital lease obligation to a corporation
 for equipment, lease payments due monthly
 of $338 through July 1999, bears
 interest at 19.1%, secured by equipment.                 -          2,219

 Capital lease obligation to a corporation
 for equipment, lease payments due monthly
 of $205 through April 1999, bears
 interest at 15.2%, secured by equipment.                 -            796
                                              -------------- --------------
 Total Lease Obligations                             30,340         88,190
                                              -------------- --------------
 Total long term liabilities                        667,585        128,767

 Less current portion of:
   Notes payable                                    562,245          5,526
   Notes payable - related party                     75,000         31,300
   Capital lease obligations                         28,110         65,691
                                              -------------- --------------
 Total current portion                              665,355        102,517
                                              -------------- --------------
 Net Long Term Liabilities                    $       2,230  $      26,250
                                              ============== ==============

Future minimum principal payments on notes payable are as follows at December 31, 1999:

             2000                                        637,245
                                                    -------------
             Total notes payable                    $    637,245
                                                    =============

                  Worldwide Wireless Networks, Inc.
                    Notes to Financial Statements
                      December 31, 1999 and 1998


NOTE 4 - Long-Term Liabilities (continued)

     Future minimum lease payments are as follows at December 31, 1999:

           2000                                  32,626
           2001                                   1,585
                                              ----------
                                                      -
           Less portion representing interest     3,871
                                              ----------
           Total                              $  30,340
                                              ==========
NOTE 5 - Lines of Credit

     The Company has three lines of credit with three banks with total credit of $106,000. The average interest rate is 11.75%. The balances due at December 31, 1999 and 1998 were $89,323 and $98,471, respectively.

NOTE 6 - Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities, revenues and expenses involve reliance on management's estimates. Actual results could differ from those estimates.

NOTE 7 - Commitments and Contingencies

      The Company has an operating lease for office space. Monthly lease payments are due of $2,549 for sixty months starting May 1, 1998 and ending April 30, 2003.

      The Company has an operating lease for antenna space on a roof. The agreement calls for monthly payments of $350 the first six months, $450 the next six months, and $500 for the remaining 48 months of the sixty-month contract. The lease began on September 15, 1998 and ends on August 31, 2003.

      The Company has an operating lease for office space. Monthly lease payments are due of $4,021 for sixty months starting October 15, 1998 and ending September 30, 2003.

      The Company has an operating lease for office space. Monthly lease payments are due of $10,083 and the lease expires in March 2004.

      The Company has an operating lease for roof space. Monthly lease payments are due of $250 for sixty months starting September 15, 1998 and ending August 31, 2003.

      The Company has an operating lease for roof space. Monthly lease payments are due of $300 for sixty months starting November 16, 1998 and ending October 31, 2003.

      The Company has an operating lease for roof space that could potentially
secure up to three antennas.   The agreement calls for minimum monthly
payments for the initial antenna of $1,000 the first twelve months, $1,050 the next twelve months, $1,103 the following twelve months, $1,158 the next twelve months, and $1,216 for the remaining twelve months of the sixty-month
contract.   Each additional antenna (limit of three total) will require monthly payments of $750 the first twelve months, $788 the next twelve months, $827 the following twelve months, $868 the next twelve months, and $912 the
remaining twelve months.   The lease began on October 1, 1998 and ends on
September 30, 2003.

       The Company has an operating lease for roof space. Monthly lease payments are due of $1,300 for use of a one directional antenna or $1,300 for use of a four directional antenna for sixty months starting October 1, 1998 and ending September 30, 2003.

       The Company has an operating lease for roof space. Monthly lease payments are due of $250 for thirty-six months starting December 2, 1998 and ending November 30, 2001.

     The Company has an operating lease for roof space. Monthly lease payments are due of $200 for thirty-six months starting August 1, 1999 and ending July 31, 2002.

     The Company has an operating lease for roof space. Monthly lease payments are due of $300 for thirty-six months starting April 1, 1999 and ending March 31, 2004.

     Future minimum operating lease payments are as follows at December 31, 1999:

      2000         $          264,836
      2001                    265,473
      2002                    263,134
      2003                    216,578
      2004                     33,153
                   ------------------
      Total        $        1,043,174
                   ==================

      The Company is obligated under employment contracts to officers of the Company through December 31, 2003, for $110,000 total compensation per year.

      The Company has an investor group committed to providing capital for the Company's continued expansion and operations. If this funding source did not provide the necessary capital needed, the Company would need to find additional sources of funding, or cut back on the expansion process to maintain operations.

                  Worldwide Wireless Networks, Inc.
                    Notes to Financial Statements
                      December 31, 1999 and 1998

NOTE 8 - Employee Stock Option Plan

     On August 13, 1999, the Company established an Employee Stock Ownership Plan (the Plan). The Plan covers both current and prospective employees, consultants and directors. Employees will be covered under the Incentive Stock Option and consultants will be covered under the Nonstatutory Stock Option.

     The exercise price for each option shall be established by the Company Board of Directors. The exercise price per share for an Incentive Stock Option can not be less than the fair market value of a share of stock on the effective grant date. The exercise price per share for a Nonstatutory Stock Option can not be less than 85% of the fair market value of a share of stock on the effective date of the option.

     As of December 31, 1999, there are 326,175 options granted but none have yet vested. Per FASB 123, the Company recognized compensation when the options vest, therefore no compensation has been recorded for these options. No options are exercisable after the expiration of 10 years after the effective grant date. The maximum number of shares to be issued under the plan is 1,000,000.

     During 1999, 2,895 options vested for employees prior to termination. No options were exercised and the Company recorded no compensation due to the immaterial amount of these vested options.

NOTE 9 - Reverse Acquisition and Reorganization

     Effective April 1, 1999, Pacific Link Internet, Inc. (Pacific) (a private company) was acquired by Worldwide Wireless Internet, Inc. (Worldwide) (a public company). Worldwide issued 7,000,000 shares to the shareholders of Pacific in exchange for all shares of Pacific, thus making it a wholly owned subsidiary of Worldwide. The agreement provides for the acquisition to be treated as a reverse acquisition, thus making Pacific the accounting survivor. Because the historical financial information in these financial statements prior to the reverse acquisition (April 1, 1999) is that of the accounting acquirer (Pacific), a forward stock split of 8 for 1 has been retroactively applied to show the effects of the reverse merger. The management of Worldwide resigned and the management and board of Pacific filled the vacancy.

                  Worldwide Wireless Networks, Inc.
                    Notes to Financial Statements
                      December 31, 1999 and 1998

NOTE 10 - Warrants

     In June 1999, the Company issued warrants to purchase common stock at various prices for services. The fair value of the warrants were determined using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 7%; warrant life of 5 years; volatility of 25% with no dividend yield. The Company recorded expenses of $122,000 in connection with the warrant issuance. No warrants were exercised at December 31, 1999 and the following are outstanding:

       Warrants       Exercise Price
      ----------    -----------------
        100,000       $3.00 per share
        100,000        4.00 per share
        200,000        5.00 per share
      ----------
        400,000
      ==========

NOTE 11 - Subsequent Events

     On February 10, 2000, the Company entered an agreement to acquire all outstanding stock of Tarrab Capital Group, a Nevada corporation, with the issuance of 5,000 shares of the Company. Tarrab is an inactive public company with no assets and no revenues or operations for the year ended December 31, 1999.

NOTE 12 - Stockholders' Equity Transactions

     During 1998, the Company issued 639,988 shares of common stock at $.16 per share for cash.

     On April 1, 1999, the Company issued 7,000,000 shares in the reverse merger acquisition with Pacific Link Internet (See Note 10).

     On April 2, 1999, the Company issued 400,000 shares of common stock for cash of $100,000 and services valued at $200,000.

     In June 1999, the Company issued 200,000 shares for $1,000,000 in cash at $5 per share.

     In June 1999, the Company issued warrants to purchase stock at 3.00, 4.00 and 5.00 per share, valued at $122,000 (See Note 11).

     In December 1999, the Company issued 200,000 shares of common stock for cash of $400,000, at $2 per share, from a private investor.

                  Worldwide Wireless Networks, Inc.
                    Notes to Financial Statements
                      December 31, 1999 and 1998

NOTE 13 - Prior Period Restatement

  Accounts receivable - related party was reclassified as a contra equity account for the period ended December 31, 1998, to conform to SEC regulations
for officer receivables.   Assets decreased by $54,814 and Equity decreased
the same amount for this restatement.

                             SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Worldwide Wireless Networks, Inc.
----------------------------------
  (Registrant)

By: /s/ Charles C. Bream, III, President
  ----------------------------------
     (Signature and Title)

April 13, 2000
----------------------------------
Date


In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.



Signature                    Title                                   Date
-------------------         ------------                         ----------

/s/ Jack Tortorice          Director and Chief Executive      April 13, 2000
Jack Tortorice              Officer

/s/ Charles C. Bream, III   President, Chief Operating        April 13, 2000
Charles C. Bream, III       Officer

/s/ Thomas Rotert           Director                          April 13, 2000
Thomas Rotert