Form 10-Q
period 2000-03-31
WORLDWIDE WIRELESS NETWORKS INC
filed 2000-05-16
CIK 1095821

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


         ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     COMMISSION FILE NUMBER         0-11968


                        WORLDWIDE WIRELESS NETWORKS, INC.
                       (NAME OF REGISTRANT IN ITS CHARTER)


                 NEVADA                              88-0286466
     (STATE OF INCORPORATION)        (I. R. S. EMPLOYER IDENTIFICATION NO.)




                      770 THE CITY DRIVE SOUTH, SUITE 3700
                            ORANGE, CALIFORNIA 92868
                                 (714) 937-5500
   (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES AND PRINCIPAL
                               PLACE OF BUSINESS)


                                ________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE
                                ________________



           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.001


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) and has been subject to such filing requirements for the past 90 days.
Yes  X     No

As of March 31, 2000, there were 12,058,833 shares of the issuer's Common Stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item  I.  Financial  Statements

The registrant represents that the Consolidated Financial Statements furnished herein have been reviewed by Crouch, Bierwolf & Chisholm, the company's independent auditors, and prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that such Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Worldwide Wireless Networks, Inc. and its subsidiaries (the "Company"), as of March 31, 2000, and the results of its operations and its cash flows for the three months then ended.

     WORLDWIDE  WIRELESS  NETWORKS,  INC.
     (Formerly  Pacific  Link  Internet,  Inc.)

                        Consolidated Financial Statements

                                 March 31, 2000

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of Worldwide Wireless Networks, Inc. (formerly Pacific Link Internet, Inc.) Orange, CA


We have reviewed the accompanying condensed consolidated balance sheet of Worldwide Wireless Networks, Inc. (formerly Pacific Link Internet, Inc.) and subsidiary as of March 31, 2000 and the related condensed consolidated statements of income and cash flows for the period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying statements of operations and cash flows for the period ended March 31, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion on them.




Crouch,  Bierwolf  &  Chisholm
May  10,  2000

                        WORLDWIDE WIRELESS NETWORKS, INC.
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------



                                                    March 31     December 31
                                                      2000          1999
                                                   -----------  -------------

CURRENT ASSETS

   Cash and Cash Equivalents (Note 1) . . . . . .  $  375,878   $    136,311
   Accounts receivable (net of allowance for
     doubtful accounts of $35,000 and
     $20,000, respectively) . . . . . . . . . . .     282,027        165,091
   Other receivables. . . . . . . . . . . . . . .      20,258          3,000
   Inventory. . . . . . . . . . . . . . . . . . .     634,025        129,861
   Prepaid Expenses . . . . . . . . . . . . . . .      52,267         18,912
                                                   -----------  -------------

     Total Current Assets . . . . . . . . . . . .   1,364,455        453,175
                                                   -----------  -------------

PROPERTY & EQUIPMENT

   Office equipment . . . . . . . . . . . . . . .     175,728        103,231
   Leased equipment . . . . . . . . . . . . . . .      61,315        177,653
   Machinery equipment. . . . . . . . . . . . . .   1,271,938      1,109,524
                                                   -----------  -------------
                                                    1,508,981      1,390,408
   Less:
     Accumulated depreciation - leased equipment.     (54,027)      (165,255)
     Accumulated depreciation . . . . . . . . . .    (393,933)      (282,495)
                                                   -----------  -------------

     Total Property & Equipment . . . . . . . . .   1,061,021        942,658
                                                   -----------  -------------

OTHER ASSETS

    Investments . . . . . . . . . . . . . . . . .      36,885         36,885
    Deferred Charges. . . . . . . . . . . . . . .      17,202         21,984
    Deposits. . . . . . . . . . . . . . . . . . .      61,546         36,197
                                                   -----------  -------------

    Total Other Assets. . . . . . . . . . . . . .     115,633         95,066
                                                   -----------  -------------

     TOTAL ASSETS . . . . . . . . . . . . . . . .  $2,541,109   $  1,490,899
                                                   ===========  =============



5
The accompanying notes are an integral part of these financial statements.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                      Consolidated Balance Sheets continued


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                March 31     December 31
                                                  2000          1999
                                               -----------  -------------
CURRENT LIABILITIES
   Accounts payable . . . . . . . . . . . .  $  1,206,042   $   655,485
   Accrued expenses . . . . . . . . . . . .       126,074        83,933
   Lines of credit. . . . . . . . . . . . .        86,545        89,323
   Unearned revenue . . . . . . . . . . . .        80,198       102,356
   Current portion of long-term liabilities     1,144,912       665,355
                                             -------------  ------------

     Total Current Liabilities. . . . . . .     2,643,771     1,596,452
                                             -------------  ------------


LONG TERM LIABILITIES

   Notes payable. . . . . . . . . . . . . .     1,046,722       562,245
   Notes payable-related party. . . . . . .        75,000        75,000
   Capital lease obligations. . . . . . . .        24,441        30,340
   Less current portion . . . . . . . . . .    (1,144,912)     (665,355)
                                             -------------  ------------

     Total long term Liabilities. . . . . .         1,251         2,230
                                             -------------  ------------

     TOTAL LIABILITIES. . . . . . . . . . .     2,645,022     1,598,682
                                             -------------  ------------

STOCKHOLDERS' EQUITY

   Common stock, 50,000,000 shares
   of $.001 par value authorized,
   12,058,833 and 11,799,988 shares issued
   and outstanding. . . . . . . . . . . . .        12,059        11,800
   Additional paid in capital . . . . . . .     2,453,503     1,915,345
   Retained earnings. . . . . . . . . . . .    (2,569,475)   (2,034,928)
   Officer receivables. . . . . . . . . . .             -             -
                                             -------------  ------------

     Total Stockholders' Equity . . . . . .      (103,913)     (107,783)
                                             -------------  ------------

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY. . . . . . . . . .  $  2,541,109   $ 1,490,899
                                             =============  ============



6
The accompanying notes are an integral part of these financial statements.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                      Consolidated Statements of Operations



                                             For the three     For the three
                                             months ended      months ended
                                               March 31          March 31
                                                 2000              1999
                                           -----------------   -------------
SALES . . . . . . . . . . . . . . . . . .  $        912,972   $      228,225

COST OF GOODS SOLD. . . . . . . . . . . .           560,292          130,536
                                           -----------------  ---------------

GROSS PROFIT. . . . . . . . . . . . . . .           352,680           97,689
                                           -----------------  ---------------

OPERATING EXPENSES
   General And Administrative Expenses. .           706,513          259,216
   Sales. . . . . . . . . . . . . . . . .           162,432           44,761
                                           -----------------  ---------------

TOTAL OPERATING EXPENSES. . . . . . . . .           868,945          303,977
                                           -----------------  ---------------

OPERATING INCOME (LOSS) . . . . . . . . .          (516,265)        (206,288)
                                           -----------------  ---------------

OTHER INCOME AND (EXPENSES)
   Interest Expense . . . . . . . . . . .           (21,327)         (10,206)
   Miscellaneous Income . . . . . . . . .             3,045                -
                                           -----------------  ---------------
     Total Other Income and (Expenses). .           (18,282)         (10,206)
                                           -----------------  ---------------

NET INCOME (LOSS) . . . . . . . . . . . .  $       (534,547)  $     (216,494)
                                           =================  ===============

NET INCOME (LOSS) PER SHARE . . . . . . .  $           (.04)  $         (.05)
                                           =================  ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES.        12,055,889        3,999,988
                                           =================  ===============



7
The accompanying notes are an integral part of these financial statements.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                      Consolidated Statements of Cash Flows




                                                                               For the three
                                                                                months ended
                                                                         March 31          March 31
                                                                           2000              1999
                                                                      ---------------  ----------------
Cash Flows From Operating Activities
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .  $     (534,547)  $      (216,494)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
   Depreciation & Amortization . . . . . . . . . . . . . . . . . . .         116,549            48,040
   Bad Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,000             4,115
   Shares issued for services. . . . . . . . . . . . . . . . . . . .           5,417                 -
   Shares issued for insurance policy. . . . . . . . . . . . . . . .          33,000                 -
Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . .        (131,936)            8,942
   Other Receivables . . . . . . . . . . . . . . . . . . . . . . . .         (17,258)             (175)
   Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (504,164)                -
   Prepaid Expenses. . . . . . . . . . . . . . . . . . . . . . . . .         (33,355)          (17,671)
   Increase/(decrease) in:
   Bank Overdraft. . . . . . . . . . . . . . . . . . . . . . . . . .               -            (4,092)
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . .         592,698            90,312
   Lines of Credit . . . . . . . . . . . . . . . . . . . . . . . . .          (2,778)           (2,202)
   Unearned Revenue. . . . . . . . . . . . . . . . . . . . . . . . .         (22,158)           59,278
                                                                      ---------------  ----------------

     Net Cash Provided (Used) by Operating Activities. . . . . . . .        (483,532)          (29,947)
                                                                      ---------------  ----------------

Cash Flows from Investing Activities
  Purchase of Property and Equipment . . . . . . . . . . . . . . . .        (225,095)         (184,532)
  Cash paid for deposits . . . . . . . . . . . . . . . . . . . . . .         (25,349)           (1,911)
  Cash from deferred charges . . . . . . . . . . . . . . . . . . . .           4,782           (13,841)
                                                                      ---------------  ----------------
     Net Cash Provided (Used) by Investing Activities. . . . . . . .        (245,662)         (200,284)
                                                                      ---------------  ----------------

Cash Flows from Financing Activities

  Proceeds from debt financing . . . . . . . . . . . . . . . . . . .         474,650               -
  Principal payments on debt financing . . . . . . . . . . . . . . .          (5,889)         (35,094)
  Shares issued for cash . . . . . . . . . . . . . . . . . . . . . .         500,000         1,000,000
                                                                      ---------------  ----------------

     Net Cash Provided (Used) by Financing Activities. . . . . . . .         968,761           964,906
                                                                      ---------------  ----------------

Net Increase (Decrease) in Cash and Cash Equivalents . . . . . . . .         239,567           734,675
                                                                      ---------------  ----------------

Cash and Cash Equivalents
  Beginning. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         136,311                -
                                                                      ---------------  ----------------

  Ending . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      375,878   $       734,675
                                                                      ===============  ================

Supplemental Disclosures of Cash Flow Information:
  Cash payments for interest . . . . . . . . . . . . . . . . . . . .  $            -   $             -
                                                                      ===============  ================
  Cash payments for income taxes . . . . . . . . . . . . . . . . . .  $            -   $             -
                                                                      ===============  ================

Supplemental Schedule of Noncash Investing and Financing Activities

 Common shares issued for services . . . . . . . . . . . . . . . . .  $            -   $             -
                                                                      ===============  ================

8
The accompanying notes are an integral part of these
financial statements.

     WORLDWIDE  WIRELESS  NETWORKS,  INC.
     March  31,  2000




NOTES  TO  FINANCIAL  STATEMENTS

Worldwide Wireless Networks, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended
December  31,  1999.

UNAUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.




     CONSENT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS



        We hereby consent to the use of our report, dated May 10, 2000, in this quarterly report on Form 10-Q for Worldwide Wireless Networks, Inc.




Crouch,  Bierwolf  &  Chisholm
Salt  Lake  City,  Utah
May  10,  2000


ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
          RESULTS OF OPERATION


FORWARD-LOOKING  STATEMENTS  AND  ASSOCIATED  RISK

This quarterly report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of such risks and uncertainties, including, among others, general economic conditions, governmental regulation and competitive factors, and, more specifically, interest rate levels availability of financing, consumer confidence and preferences, the effectiveness of the Company's competitors, and costs of materials and labor. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report will in fact occur. Forward-looking statements may be identified by use of forward-looking terminology such as "believe,' "intends,"
"may," "will," "expects," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

OVERVIEW.
--------

     We are a networking solutions company which provides high speed Internet access using our own wireless network, dial-up Internet access, data center services and network consulting. Since April 1999 we have had large-scale commercial operations and have developed a commercial customer base, a direct sales force and have expanded our wireless network. Our primary market is currently Orange County, California, where we operate our wireless network. In
March of 2000, we initiated operations in Los Angeles County, California. While we have experienced revenue growth since our inception, we have operated at a net loss, due primarily to our investment in expanding our network coverage, which is expected to continue. Management believes that our continued expansion will result in additional losses for the foreseeable future, due to our continued expansion efforts beyond the amount of revenues generated from our existing operations. We must fund these expansion efforts, for the foreseeable future, from the incurrence of debt and/or the sale of equity, and there can be no assurance that we will be able to access either debt or equity capitalization in sufficient amounts or on acceptable terms to continue to fund such expansion efforts (as further described below). If we were unable to obtain capital for expansion, then the Company would be unable to continue its expansion as planned, and would remain essentially an Orange County, California network.
Management has developed a cost reduction plan which could be implemented in such an event, and this plan would allow the Company to operate profitably, with no expansion or growth.

     Revenues.  We  generate revenues primarily through the sale of annuity-like
     --------
service  contracts  with  customers,  the  sale  and  installation  of  wireless networks,  network  consulting,  and  sales  of network equipment.  We recognize revenues  when  services  are completed.  We believe that growth in revenue will come  from  additional  penetration  in  markets  currently  served  by existing networks,  expansion  of  complimentary  product  lines  to  existing  and  new customers,  and  geographic expansion using currently deployed technologies.  We have  spent,  and  intend  to  continue to spend, significant resources on these activities.

     Cost  of  Sales.  Cost  of  sales consists of third-party network usage and
     ---------------
other  outsourced  service  costs,  and  the  cost  of roof rights.  Third-party network  costs  are  expensed  in  the period when services are rendered and are generally  proportional  to  the  number  of  customers.  We  do  not  currently anticipate  that  inflation  will  have  a  material  impact  on  our results of operations.

     Sales  and Marketing.  Sales and marketing expenses include salaries, sales
     --------------------
commissions, employee benefits, travel and related expenses for our direct sales force,  fees  paid  to  third-party  sales  agents,  marketing and sales support functions.  In  an  effort  to  increase  our  revenues,  user  base  and  brand awareness,  we  expect to increase significantly the amount of spending on sales and  marketing  over  the next year.  Marketing costs associated with increasing our  user  base,  which  to  date  have been minimal, are expensed in the period incurred.

     General  and  Administrative.  General  and administrative expenses include
     ----------------------------
salaries,  employee  benefits  and  expenses  for  our  executive,  finance, depreciation  of  network  equipment,  technical  staff  costs, legal, and human resources  personnel.  Investment  in  network equipment is related primarily to geographic  network  expansion  and  incremental  customer  installations, which result  in  increased  depreciation  expense  in  future  periods.  In addition, general  and  administrative expenses include fees for professional services and occupancy  costs.  We  expect general and administrative expenses to increase in absolute  dollars  as we continue to expand our administrative infrastructure to support  the anticipated growth of our business, including costs associated with being  a  public  company.

RESULTS  OF  OPERATIONS.
------------------------

     Please  refer  to  the  Consolidated  Financial  Statements  for  Worldwide
Wireless  Networks,  Inc.  which  have  been  included  earlier  in this Report.

THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999
-------------------------------------------------

     Total revenues increased 300% or $684,747 to $912,972 for the three months ended March 31,2000 compared to revenues of $228,225 for the three months ended
March 31,1999.The increase in revenue was attributable to an increase in sales personnel, further expansion of our existing market, and the utilization of equipment purchasing contracts.

     Costs of sales increased 329% or $429,756 to $562,292 for the three months ended March 31,2000 compared to cost of sales of $130,536 for the three months ended March 31,1999. The increase was primarily attributable to increased third party network service expense related to the growth in our customer base, as well as our expansion of the level of services began to offer, such as DSL services.

     General and administrative expenses increased 173% or $447,297 to $706,513 for the three months ended March 31,2000 compared to $259,216 for the three months ended March 31,1999. The increase was primarily due to the hiring of additional administrative, technical support, management personnel and outside professional services.

     Selling expenses increased 263% or $117,671 to $162,432 for the three months ended March 31,2000 compared to $44,761 for the three months ended March
31,1999. The increase was primarily due to the hiring of additional sales personnel.

     Interest  expense consists primarily of interest accrued for notes payable.
Interest expense increased 109% or $11,121 to $21,327 for the three months ended
March 31,2000 compared to interest expense of $10,206 for the three months ended
March 31, 1999. The increase is primarily attributable to the interest accrued on notes payable of $1,146,722 of which funds were used to continue expansion and increase the customer base in our existing market.

     We incurred a net loss of $534,547 or $.04 per share for the three months ended March 31, 2000, compared to $216,494 or $.05 per share for the three months ended March 31,1999. As discussed above the three months ended March 31, 2000 were impacted by costs associated with increases in our customer base, sales personnel, administrative personnel, executive management personnel, professional services, and depreciation expenses.


LIQUIDITY  AND  CAPITAL  RESOURCES.
----------------------------------

     Since World Wide Wireless Networks, Inc.'s inception, we have posted operating losses and have financed our operations primarily through the private placement of equity securities, loans, leasing arrangements, and cash-flow from operations. As of March 31, 2000 cash reserves totaled $375,878 with total current assets of $1,364,455.

           As of March 31, 2000, our long-term debt was $1,251. Our current liabilities for that same date were $2,645,022, of which $1,144,912 accounts for the current portion of, our long-term liabilities discussed above, and $1,206,042 is attributable to current accounts payable. We anticipate a reduction of approximately $17,567 in October 2000, due to the expiration of certain capital lease obligations. We have paid interest rates ranging from 15.5% to 32.5%, or an average of 21.7%, on such obligations as a new company without a credit history.

     As of March 31, 2000, our principal commitments consisted of office, roof-rights payments, and equipment leases. Future minimum principal payments on notes payable were approximately $7,720. Future minimum lease payments were $42,910 with $40,887 through 2000 and $5,484 through 2001. Future minimum lease payments at March 31, 2000 were $30,551. Of that amount, capital lease payments due through the end of fiscal years 2000 and 2001 were $28,966 and $1,585, respectively, and operating lease payments due through the same periods were $212,877 and $283,836, respectively.

     The consolidated cash flows show net cash used for our operating activities for the three months ended March 31,2000 was $483,532. Net cash used for operating activities consisted primarily of net operating losses and network asset purchases. Net cash provided by our financing activities was $968,761 during the same period. Net cash provided by financing activities was principally attributable to the sale of securities and short-term promissory notes.

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


FINANCIAL  AND  MANAGEMENT  PLANS
---------------------------------

     The Company's current business plan calls for us to launch wireless networks in the western region of the United States and we have recently began expansion in Los Angeles County as described above. In March we opened an office in Los Angeles, California. We anticipate that during this expansion based upon our historical funding of expansion efforts, we will remain unprofitable in each market for approximately 12 to 18 months after launch. We expect that we will require outside financing of at least $1,000,000 to $3,000,000 per location to establish and deploy our network in the areas mentioned above, in addition to any revenues generated from operations. We intend to explore the letter we received from one of our shareholders to determine if mutually agreeable terms can be reached whereby it would provide certain debt and/or equity capitalization to help finance our expansion efforts, and, even if acceptable terms can be negotiated, additional external funds will also have to be raised.

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

RECENT  DEVELOPMENTS
--------------------

     On  January  5,  2000 we issued 250,000 restricted common shares to Pacific
First  National  Corp.,  Inc.  in consideration of Five Hundred Thousand Dollars
($500,000.00). The transaction was exempt pursuant to Sections 3 and 4 of the Securities Act of 1933 and applicable state exemptions.

     Pursuant  to  an  Acquisition  Agreement  and Plan of Merger  (the  "Merger
Agreement")  dated  as  of  February  10,  2000  between  Worldwide  Wireless
Networks,  Inc.  ("WWNI"),  a  Nevada  corporation,  and  Tarrab  Capital  Group
("TCG"), a Nevada corporation, all the outstanding shares of common stock of TCG were exchanged for 5,000 shares of 144 restricted common stock of WWNI in a transaction in which WWNI was the successor corporation and TCG will cease to exist. A copy of the Merger Agreement and Certificate of Merger were filed as exhibits to the Form 8-K filed in February.

     On  March  13,  2000  we issued 8,000 restricted common shares to Universal
Business Insurance, Inc. in consideration of an officer and director liability insurance policy valued at Thirty Three Thousand Dollars ($33,000.00). The transaction was exempt pursuant to Sections 3 and 4 of the Securities Act of 1933 and applicable state exemptions.

     On  March  15,  2000  we  executed a promissory note in favor of PHI Mutual
Venture,  LC,  a  Utah  limited liability company , in the amount of One Million
Dollars ($1,000,000.00) at eleven percent (11%) per annum, payable on or before March 15, 2001. In the event we receive financing in the amount of Three
Million Dollars ($3,000,000.00) or more, the loan becomes due and payable within thirty (30) days.

SUBSEQUENT  EVENTS
------------------

     Subsequent to the close of the first quarter, the Company awarded 845 shares to Robert P. Kelly, Jr. and Mimi Grant, joint owners of Southern
California Technology Executive Network in compensation for its membership in that organization.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

WORLDWIDE  WIRELESS  NETWORK,  INC.


Date:  May  12,  2000



/s/Jack Tortorice
Chairman  of  the  Board
Chief  Executive  Officer

