Form 10-Q/A
period 2000-03-31
WORLDWIDE WIRELESS NETWORKS INC
filed 2000-08-15
CIK 1095821

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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


As of March 31, 2000, there were 12,262,988 shares of the issuer's Common Stock issued and outstanding.

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


Chisholm  &  Associates
August  12,  2000

                          WORLDWIDE  WIRELESS  NETWORKS,  INC.
                               Consolidated Balance Sheets


                                          ASSETS
                                          ------

                                                                March 31     December 31
                                                                    2000            1999
                                                               -----------  -------------
CURRENT ASSETS

      Cash and Cash Equivalents (note 1)                       $  115,354   $    136,311
      Accounts receivable (net of allowance for doubtful
accounts of
         $35,000 and $20,000, respectively                        507,066        165,091
       Other receivables                                           20,258          3,000
       Inventory                                                  634,025        129,861
       Prepaid Expenses                                            52,267         18,912
                                                               -----------  -------------

            Total Current Assets                                1,328,970        453,175
                                                               -----------  -------------

PROPERTY & EQUIPMENT

       Office equipment                                           175,728        103,231
       Leased equipment                                            61,315        177,653
       Machinery equipment                                      1,271,938      1,109,524
                                                               -----------  -------------
                                                                1,508,981      1,390,408
                                                               -----------  -------------
              Less:
                 Accumulated depreciation - leased equipment      (54,027)      (165,255)
                 Accumulated depreciation                        (393,933)      (282,495)
                                                               -----------  -------------

                 Total Property & Equipment                     1,061,021        942,658
                                                               -----------  -------------

OTHER ASSETS

       Investments                                                 36,885         36,885
       Deferred Charges                                            17,202         21,984
       Deposits                                                    61,546         36,197
                                                               -----------  -------------

       Total Other Assets                                         115,633         95,066
                                                               -----------  -------------

             TOTAL ASSETS                                      $2,505,624   $  1,490,899
                                                               ===========  =============



     The  accompanying  notes are an integral part of these financial statements

                          WORLDWIDE WIRELESS NETWORKS, INC.
                        Consolidated Balance Sheets continued



                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

                                                           March 31
                                                               2000     December 31
                                                         (unaudited)     1999
                                                         ------------  -------------
CURRENT LIABILITIES
    Accounts Payable                                     $ 1,206,042   $    655,485
    Accrued expenses                                         126,074         83,933
    Lines of credit                                           86,545         89,323
    Unearned revenue                                         140,458        102,356
    Current portion of long-term liabilities               1,144,912        665,355
                                                         ------------  -------------

         Total Current Liabilities                         2,704,031      1,596,452
                                                         ------------  -------------


LONG TERM LIABILITIES

    Notes payable                                          1,046,722        562,245
    Notes payable - related party                             75,000         75,000
    Capital lease obligations                                 24,441         30,340
    Less current portion                                  (1,144,912)      (665,355)
                                                         ------------  -------------

         Total long term Liabilities                           1,251          2,230
                                                         ------------  -------------

TOTAL LIABILITIES                                          2,705,282      1,598,682
                                                         ------------  -------------


STOCKHOLDERS' EQUITY

    Common stock, 50,000,000 shares of 0.001 par value
authorized
      12,262,988 and 11,799,988 shares issued and             12,264         11,800
outstanding
    Additional paid in capital                             2,873,298      1,915,345
    Retain earnings                                       (3,085,220)    (2,034,928)
    Officer receivables                                            -              -
                                                         ------------  -------------

       Total Stockholders' Equity                           (199,658)      (107,783)
                                                         ------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS                       $ 2,505,624   $  1,490,899
EQUITY
                                                         ============  =============



     The  accompanying  notes are an integral part of these financial statements


                        WORLDWIDE WIRELESS NETWORKS, INC.
                      Consolidated Statements of Operations
                                  (unaudited)

                                                              For the three
                                             For the three     months ended
                                              months ended         March 31
                                                  March 31               --
                                                      2000             1999
                                            ---------------  ---------------
SALES                                       $      817,227   $      228,225

COST OF GOODS SOLD                                 560,292          130,536
                                            ---------------  ---------------

GROSS PROFIT                                       256,935           97,689
                                            ---------------  ---------------

OPERATING EXPENSES
   General and Administrative Expenses           1,126,513          259,216
   Sales                                           162,432           44,761
                                            ---------------  ---------------

TOTAL OPERATING EXPENSES                         1,288,945          303,977
                                            ---------------  ---------------

OPERATING INCOME (LOSS)                         (1,032,010)        (206,288)
                                            ---------------  ---------------

OTHER INCOME AND (EXPENSES)
    Interest Expense                               (21,327)         (10,206)
    Miscellaneous Income                             3,045                -
                                            ---------------  ---------------
         Total Other Income and (Expenses)         (18,282)         (10,206)
                                            ---------------  ---------------

NET INCOME (LOSS)                           $   (1,050,292)  $     (216,494)
                                            ===============  ===============

NET INCOME (LOSS) PER SHARE                 $         (.09)  $         (.05)
                                            ===============  ===============

WEIGHTED AVERAGE NUMBER OF COMMON               12,189,321        3,999,988
SHARES
                                            ===============  ===============



     The  accompanying  notes are an integral part of these financial statements

                              WORLDWIDE WIRELESS NETWORKS, INC.
                            Consolidated Statements of Cash Flows
                                         (unaudited)



                                                             For the three    For the three
                                                              months ended     months ended
                                                                  March 31         March 31
                                                                      2000             1999
                                                            ---------------  ---------------

Cash Flows From Operating Activities                        $   (1,050,292)  $     (216,494)
Net income (loss)
Adjustments to Reconcile Net Income (Loss) to
   Net Cash Used in Operating Activities:
      Depreciation & Amortization                                  116,549           48,040
      Bad Debt                                                      15,000            4,115
      Shares issued for services                                   425,417                -
      Shares issued for insurance policy                            33,000                -
Change in Assets and Liabilities
      (Increase) Decrease in:
      Accounts Receivable                                         (356,975)           8,942
      Other Receivables                                            (17,258)            (175)
      Inventory                                                   (504,164)               -
      Prepaid Expenses                                             (33,355)         (17,671)
      Increase / (decrease) in:
      Bank Overdraft                                                     -           (4,092)
Accounts Payable and Accrued Expenses                              592,698           90,312
      Lines of Credit                                               (2,778)          (2,202)
      Unearned Revenue                                              38,102           59,278
                                                            ---------------  ---------------

         Net Cash Provided (Used) by Operating Activities         (744,056)         (29,947)
                                                            ---------------  ---------------

Cash Flows from Investing Activities
   Purchase of Property and Equipment                             (225,095)        (184,532)
   Cash paid for deposits                                          (25,349)          (1,911)
   Cash from deferred charges                                        4,782          (13,841)
                                                            ---------------  ---------------
       Net Cash Provided (Used) by Investing Activities           (245,662)        (200,284)
                                                            ---------------  ---------------

Cash Flows from Financing Activities

   Proceeds from debt financing                                    474,650                -
   Principal payments on debt financing                             (5,889)         (35,094)
   Shares issued for cash                                          500,000        1,000,000
                                                            ---------------  ---------------

         Net Cash Provided (Used) by Financing Activities          968,761          964,906
                                                            ---------------  ---------------

Net Increase (Decrease) in Cash and Cash Equivalents               (20,957)         734,675
                                                            ---------------  ---------------


     The  accompanying  notes are an integral part of these financial statements


Cash and Cash Equivalents
   Beginning                                                       136,311                -
                                                            ---------------  ---------------

   Ending                                                   $      115,354   $      734,675
                                                            ===============  ===============

   Supplemental Disclosures of Cash Flow Information
      Cash payments for interest                            $            -   $            -
                                                            ===============  ===============
      Cash payments for income taxes                        $            -   $            -
                                                            ===============  ===============

   Supplemental Schedule of Noncash Investing and
Financing Activities

     Common shares issued for services                      $      425,417   $            -
                                                            ===============  ===============



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



MERGER  WITH  TARRAB  CAPITAL  GROUP

          On February 10, 2000, the Company issued 5,000 shares of restricted common stock valued at $20,000 for all of the outstanding shares of Tarrab Capital Group(TCG), a Nevada Corporation. At the date of the merger, TCG had no assets or liabilities and ceased to exist.

          In connection with the merger, the Company issued 200,000 shares of restricted common stock for legal fees valued at $400,000.



        CONSENT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS


     We hereby consent to the use of our report, dated August 12, 2000, in this quarterly report on Form 10-QA for Worldwide Wireless Networks, Inc.



     The  accompanying  notes are an integral part of these financial statements

Chisholm  &  Associates
North  Salt  Lake,  Utah
August  12,  2000

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


THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999
-------------------------------------------------


     Total revenues increased 258% or $589,002 to $817,227 for the three months ended March 31,2000 compared to revenues of $228,225 for the three months ended March 31,1999. The increase in revenue was attributable to an increase in sales personnel, further expansion of our existing market, and the utilization of equipment purchasing contracts.

     Costs of sales increased 329% or $429,756 to $560,292 for the three months ended March 31,2000 compared to cost of sales of $130,536 for the three months ended March 31,1999. The increase was primarily attributable to increased third party network service expense related to the growth in our customer base, as well as our expansion of the level of services began to offer, such as DSL services.

     General and administrative expenses increased 335% or $867,297 to $1,126,513 for the three months ended March 31,2000 compared to $259,216 for the three months ended March 31,1999. The increase was primarily due to costs associated with the Tarrab Capital Group merger, the hiring of additional administrative, technical support, management personnel and outside professional services.

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

     We incurred a net loss of $1,050,292 or $.09 per share for the three months ended March 31, 2000, compared to $216,494 or $.05 per share for the three months ended March 31,1999. As discussed above the three months ended March 31, 2000 were impacted by costs associated with the Tarrab Capital Group merger, increases in our customer base, sales personnel, administrative personnel, executive management personnel, professional services, and depreciation expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES.
----------------------------------

     Since World Wide Wireless Networks, Inc.'s inception, we have posted operating losses and have financed our operations primarily through the private placement of equity securities, loans, leasing arrangements, and cash-flow from operations. As of March 31, 2000 cash reserves totaled $115,354 with total current assets of $1,328,970.

     As of March 31, 2000, our long-term debt was $1,251. Our current liabilities for that same date were $2,704,031, of which $1,144,912 accounts for the current portion of, our long-term liabilities discussed above, and $1,206,042 is attributable to current accounts payable. We anticipate a reduction of approximately $17,567 in October 2000, due to the expiration of certain capital lease obligations. We have paid interest rates ranging from 15.5% to 32.5%, or an average of 21.7%, on such obligations as a new company without a credit history.

     As of March 31, 2000, our principal commitments consisted of office, roof-rights payments, and equipment leases. Future minimum principal payments on notes payable were approximately $54,361. Future minimum lease payments were $42,910 with $27,656 through 2000 and $5,484 through 2001. Of that amount, capital lease payments due through the end of fiscal years 2000 and 2001 were $22,856 and $1,585, respectively, and operating lease payments due through the same periods were $212,877 and $283,836, respectively.

     The consolidated cash flows show net cash used for our operating activities for the three months ended March 31,2000 was $744,056. Net cash used for operating activities consisted primarily of net operating losses and network asset purchases. Net cash provided by our financing activities was $968,761 during the same period. Net cash provided by financing activities was principally attributable to the sale of securities and short-term promissory notes.


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
----------------------


     We have experienced no material problems as a result of the change from the Twentieth Century to the Twenty-First Century, and none of our vendors or customers have advised us that they have experienced any such problems in connection with our receipt or performance of any products or services. In anticipation of potential Year 2000 problems, we adopted a Year 2000 readiness plan designed to eliminate or mitigate the risk of such problems. Any person desiring to learn more about the specific Year 2000 readiness actions which we undertook may contact us at the Company's headquarters.


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


RECENT  SALES  OF  UNREGISTERED  SECURITIES
-------------------------------------------

     On January 5, 2000 we issued 250,000 restricted common shares to Pacific First National Corp., Inc. in consideration of Five Hundred Thousand Dollars ($500,000.00). The transaction was exempt pursuant to Sections 3 and 4 of the Securities Act of 1933 and applicable state exemptions.

     Pursuant to an Acquisition Agreement and Plan of Merger (the "Merger Agreement") dated as of February 10, 2000 between us and Tarrab Capital Group ("TCG"), a Nevada corporation, all the outstanding shares of common stock of TCG were exchanged for 5,000 shares of our 144 restricted common stock in a transaction in which we were the successor corporation and TCG will cease to exist. A copy of the Merger Agreement and Certificate of Merger were filed as exhibits to the Form 8-K filed in February.

     On February 10, 2000, we issued 200,000 restricted common shares to Mutual Ventures Corporation in consideration of Four Hundred Thousand Dollars ($400,000) in legal fees paid to Sperry, Young & Stoecklein for services rendered in connection with the Tarrab Capital Group Merger. Mutual Ventures Corporation paid for these legal services on our behalf. The transaction was exempt pursuant to Section 3 and 4 of the Securities Act of 1933 and applicable state exemptions.

     On March 13, 2000 we issued 8,000 restricted common shares to Universal Business Insurance, Inc. in consideration of an officer and director liability insurance policy valued at Thirty Three Thousand Dollars ($33,000.00). The transaction was exempt pursuant to Sections 3 and 4 of the Securities Act of 1933 and applicable state exemptions.


     On March 15, 2000 we executed a promissory note in favor of PHI Mutual Venture, LC, a Utah limited liability company, in the amount of One Million Dollars ($1,000,000.00) at eleven percent (11%) per annum, payable on or before March 15, 2001. In the event we receive financing in the amount of Three Million Dollars ($3,000,000.00) or more, the loan becomes due and payable within thirty (30) days.

SUBSEQUENT  EVENTS
------------------


     Subsequent to the close of the first quarter, the Company awarded 915 shares to Robert P. Kelly, Jr. and Mimi Grant, joint owners of Southern
California Technology Executive Network in compensation for its membership in that organization. The transaction was exempt pursuant to Section 3 and 4 of the Securities Act of 1933 and applicable state exemptions.

     Pursuant to a Letter of Intent dated as of May 8, 2000 between us and 1st Universe Internet, L.P. ("FSUI"), all of the assets of FSUI are to be acquired in exchange for 200,000 shares of our restricted common stock (see Form 8-K filed May 12, 2000).

     On May 15, 2000 we issued 100,000 restricted common shares to The Oxford Group, Inc. in consideration of Three Hundred Fifty Thousand Dollars ($350,000) in cash. The transaction was exempt pursuant to Section 3 and 4 of the Securities Act of 1933 and applicable state exemptions.

     On June 1, 2000, we issued 144,887 shares of common stock for cash of $500,000 at $3.45 per share, from a private investor on June 30, 2000. We subsequently recalled the shares and the $500,000 was rolled in to an agreement to sell $1,000,000 convertible debenture and warrants purchase agreement with AMRO International, S.A. and Trinity Capital Advisors, Inc. We will issue and sell to investors One Million Dollars ($1,000,000) of Convertible Debentures and 100,000 warrants. A condition of sale is that we must register the investor securities with the SEC.

     On June 1, 2000, the Company issued 20,157 shares of common stock to Schumann & Associates in consideration of legal and management services rendered between October 1999 and May 31, 2000, which were valued at $46,865. The transaction was exempt pursuant to Section 3 and 4 of the Securities Act of 1933 and applicable state exemptions.

     On June 1, 2000, the Company issued 25,000 shares of common stock for services valued at $58,125. The transaction was exempt pursuant to Section 3 and 4 of the Securities Act of 1933 and applicable state exemptions.

     On June 14, 2000, the Company issued 5,000 shares of common stock for services valued at $17,250. The transaction was exempt pursuant to Section 3 and 4 of the Securities Act of 1933 and applicable state exemptions.

     On June 19, 2000, we entered into a Private Equity line of Credit Agreement with Whitsend Investments Limited, one of the Selling Shareholders. The terms of the agreement allow for periodic draw downs of the funding at the discretion of the Company, the Investor is committed to purchasing up to Twenty Million
Dollars ($20,000,000) of the Company's common stock and 125,000 warrants. A condition to draw down is that the Company must register the investor securities with the SEC.

     On June 28, 2000, we issued 300,000 restricted common shares to Bridge Technology, Inc. ("BTI") valued at $4.00 per share in consideration of the issuance of 150,000 BTI unrestricted common shares valued at $8.00 per share. All shares exchanged will become free trading upon registration with the Securities and Exchange Commission.

     On July 10, 2000, we issued 5,000 shares of common stock to Triton West Group for consideration of the services rendered in regards to the Convertible Debenture and Warrants Purchase Agreement. A copy of the Convertible Debenture and Warrants Purchase Agreement were filed as exhibits to the Form SB2 Registration filed on August 1, 2000.

     On July 19, 2000 we issued 125,000 restricted common shares to Technology Equity Fund Corp. in consideration of Two Hundred Fifty Thousand Dollars ($250,000) in cash. The transaction was exempt pursuant to Section 3 and 4 of the Securities Act of 1933 and applicable state exemptions.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

WORLDWIDE  WIRELESS  NETWORK,  INC.



Date:  August  11,  2000




/s/  Jack  Tortorice
--------------------
Jack  Tortorice
Chairman  of  the  Board
Chief  Executive  Officer