Form 10-Q
period 2000-06-30
WORLDWIDE WIRELESS NETWORKS INC
filed 2000-08-15
CIK 1095821

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

As of June 30, 2000, there were 12,858,947 shares of the issuer's Common Stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item  I.  Financial  Statements

The registrant represents that the Consolidated Financial Statements furnished herein have been reviewed by Crouch, Bierwolf & Chisholm, the company's independent auditors, and prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that such Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Worldwide Wireless Networks, Inc. and its subsidiaries (the "Company"), as of June 30, 2000, and the results of its operations and its cash flows for the six months then ended.

                      WORLDWIDE  WIRELESS  NETWORKS,  INC.
                  (Formerly  Pacific  Link  Internet,  Inc.)

                        Consolidated Financial Statements

                                  June 30, 2000

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of Worldwide Wireless Networks, Inc. (formerly Pacific Link Internet, Inc.) Orange, CA


We have reviewed the accompanying condensed consolidated balance sheet of Worldwide Wireless Networks, Inc. (formerly Pacific Link Internet, Inc.) and subsidiary as of June 30, 2000 and the related condensed consolidated statements of income and cash flows for the period then ended. These financial statements are the responsibility of the company's management.

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

The accompanying statements of operations and cash flows for the period ended June 30, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion on them.




Chisholm  &  Associates
August  12,  2000

                               WORLDWIDE WIRELESS NETWORKS, INC.
                                  Consolidated Balance Sheets

                                             ASSETS
                                             ------

                                                                       June 30       December 31
                                                                         2000          1999

                                                                       (unaudited)
CURRENT ASSETS

      Cash and Cash Equivalents (note 1)                               $   35,489   $  136,311
      Accounts receivable (net of allowance for doubtful accounts of
         $54,553 and $20,000, respectively                                489,167      165,091
       Other receivables                                                   25,820        3,000
       Inventory                                                        2,353,367      129,861
       Prepaid Expenses                                                    35,415       18,912
                                                                       -----------  -----------
            Total Current Assets                                        2,939,258      453,175
                                                                       -----------  -----------

PROPERTY & EQUIPMENT

       Office equipment                                                   188,957      103,231
       Leased equipment                                                    61,315      177,653
       Machinery equipment                                              1,563,432    1,109,524
                                                                       -----------  -----------
                                                                        1,813,704    1,390,408
                                                                       -----------  -----------
              Less:
                 Accumulated depreciation - leased equipment              (59,137)    (165,255)
                 Accumulated depreciation                                (523,979)    (282,495)

                 Total Property & Equipment                             1,230,588      942,658
                                                                       -----------  -----------
OTHER ASSETS

       Investments                                                      1,236,885       36,885
       Deferred Charges                                                    12,421       21,984
       Deposits                                                            61,671       36,197

       Total Other Assets                                               1,310,977       95,066

             TOTAL ASSETS                                              $5,480,823   $1,490,899

     The  accompanying  notes are an integral part of these financial statements

                               WORLDWIDE WIRELESS NETWORKS, INC.
                             Consolidated Balance Sheets continued


                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

                                                                  June 30        December 31
                                                                     2000        1999

                                                                  (unaudited)

CURRENT LIABILITIES
    Accounts Payable                                                $ 2,918,731   $   655,485
    Accrued expenses                                                    143,219        83,933
    Lines of credit                                                      80,595        89,323
    Unearned revenue                                                    105,418       102,356
    Current portion of long-term liabilities                          1,123,144       665,355

         Total Current Liabilities                                    4,371,107     1,596,452


LONG TERM LIABILITIES

    Notes payable                                                     1,030,036       562,245
    Notes payable - related party                                        75,000        75,000
    Capital lease obligations                                            18,108        30,340
    Less current portion                                             (1,123,144)     (665,355)

         Total long term Liabilities                                          0         2,230

TOTAL LIABILITIES                                                     4,371,107     1,598,682


STOCKHOLDERS' EQUITY

    Common stock, 50,000,000 shares of 0.001 par value authorized
      12,858,947 and 11,799,988 shares issued and outstanding            12,859        11,800
    Additional paid in capital                                        4,997,692     1,915,345
    Retain earnings                                                  (3,900,835)   (2,034,928)
    Officer receivables                                                       -             -

       Total Stockholders' Equity                                    (1,109,716)     (107,783)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                           $ 5,480,823   $ 1,490,899

                               WORLDWIDE WIRELESS NETWORKS, INC.
                             Consolidated Statements of Operations
                                          (unaudited)


                                           For the six    For the six    For the six      For the six
                                              months        months        months        months
                                            ended June      ended June  ended June   ended June
                                                 30          30            30            30
                                               2000         1999          2000         1999
                                           ------------  -----------  ------------  -----------

SALES                                      $   857,767   $  429,160   $ 1,674,994   $  657,385

COST OF GOODS SOLD                             470,549      129,749     1,030,841      260,285

GROSS PROFIT                                   387,218      299,411       644,153      397,100

OPERATING EXPENSES
General and Administrative
     Expenses                                1,018,749      403,564     2,145,262      662,780
Sales                                          176,572      129,667       339,004      174,428

TOTAL OPERATING EXPENSES                     1,195,321      533,231     2,484,266      837,208

OPERATING INCOME (LOSS)                       (808,103)    (233,820)   (1,840,113)    (440,108)

OTHER INCOME AND
(EXPENSES)
    Interest Expense                           (37,157)      (5,533)      (58,484)     (15,739)
    Miscellaneous Income                        29,645       11,952        32,690       11,952
         Total Other Income and
(Expenses)                                      (7,512)       6,419       (25,794)      (3,787)

NET INCOME (LOSS)                          $  (815,615)  $ (227,401)  $(1,865,907)  $ (443,895)

NET INCOME (LOSS) PER SHARE                $     (0.07)  $    (0.05)  $     (0.15)  $    (0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES    12,370,658    4,548,020    12,281,380    8,383,327



                          WORLDWIDE WIRELESS NETWORKS, INC.
                        Consolidated Statements of Cash Flows
                                     (unaudited)

                                                                          For the six
                                                    months ended          For the six
                                                        June 30          months ended
                                                                2000          June 30
                                                                ----

                                                                1999
                                                            ------------
Cash Flows From Operating Activities                        $(1,865,907)  $ (443,895)
Net income (loss)
Adjustments to Reconcile Net Income (Loss) to
   Net Cash Used in Operating Activities:
      Depreciation & Amortization                               251,703      113,718
      Bad Debt                                                   34,553
      Shares issued for services                                530,407
      Shares issued for insurance policy                         33,000
 Change in Assets and Liabilities
      (Increase) Decrease in:
      Accounts Receivable                                      (358,629)    (162,946)
      Other Receivables                                         (22,821)        (951)
      Inventory                                              (2,223,506)     (25,685)
      Prepaid Expenses                                          (16,503)     (27,097)
      Deferred Charges                                          (18,448)
      Increase / (decrease) in:
      Bank Overdraft                                             (4,092)
      Accounts Payable, Accrued Expenses                      2,322,532      (64,028)
      Lines of Credit                                            (8,728)
      Unearned Revenue                                            3,063       94,171

         Net Cash Provided (Used) by Operating Activities    (1,320,836)    (539,253)

 Cash Flows from Investing Activities
   Purchase of Property and Equipment                          (539,634)    (430,127)
   Cash paid for deposits                                       (25,474)     (10,338)
   Cash from deferred charges                                     9,563
       Net Cash Provided (Used) by Investing Activities        (555,545)    (440,465)

Cash Flows from Financing Activities

   Proceeds from debt financing                                 600,000            -
   Principal payments on debt financing                         (44,441)     (68,182)
   Shares issued for cash                                     1,220,000    1,100,000
                                                            ------------  -----------

         Net Cash Provided (Used) by Financing Activities     1,775,559    1,031,818

 Net Increase (Decrease) in Cash and Cash Equivalents          (100,822)      52,100



 Cash and Cash Equivalents
   Beginning                                                    136,311            0

   Ending                                                   $    35,489   $   52,100

   Supplemental Disclosures of Cash Flow Information
      Cash payments for interest                            $     9,953   $   15,739
      Cash payments for income taxes                        $         0   $        0
                                                            ============  ===========

Non-cash financing transactions
     Investment acquired by issuing stock                   $ 1,200,000
     Stock issued to retire note payable                    $   100,000





     WORLDWIDE  WIRELESS  NETWORKS,  INC.
     June  30,  2000





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

INVESTMENT

On June 28, 2000, the Company issued 300,000 shares of common stock valued at $1,200,000 to Bridge Technology, Inc.(Bridge) in exchange for 150,000 shares of Bridge stock valued at $1,200,000. The Company uses the cost method of accounting.

     WORLDWIDE  WIRELESS  NETWORKS,  INC.
     June  30,  2000




     CONSENT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS



        We hereby consent to the use of our report, dated August 12, 2000, in this quarterly report on Form 10-Q for Worldwide Wireless Networks, Inc.




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


SIX  MONTHS  ENDED  JUNE  30,  2000  AND  1999
----------------------------------------------

     Total revenues increased 155% or $1,017,609 to $1,674,994 for the six months ended June 30, 2000 compared to revenues of $657,385 for the six months ended June 30,1999. The increase in revenue was attributable to an increase in sales personnel, further expansion of our existing market, and the utilization of equipment purchasing contracts.

     Costs of sales increased 296% or $770,556 to $1,030,841 for the six months ended June 30, 2000 compared to cost of sales of $260,285 for the six months ended June 30,1999. The increase was primarily attributable to increased third party network service expense related to the growth in our customer base, as well as our expansion of the level of services began to offer, such as DSL services.

     General and administrative expenses increased 224% or $1,482,482 to $2,145,262 for the six months ended June 30, 2000 compared to $662,780 for the six months ended June 30,1999. The increase was primarily due to costs associated with the Tarrab Capital Group merger, the hiring of additional administrative, technical support, management personnel and outside professional services.

     Selling expenses increased 94% or $164,576 to $339,004 for the six months ended June 30, 2000 compared to $174,428 for the six months ended June 30,1999. The increase was primarily due to the hiring of additional sales personnel.

     Interest expense consists primarily of interest accrued for notes payable. Interest expense increased 271% or $42,745 to $58,484 for the six months ended June 30, 2000 compared to interest expense of $15,739 for the six months ended June 30, 1999. The increase is primarily attributable to the interest accrued on notes payable of $1,075,000 of which funds were used to continue expansion and increase the customer base in our existing market.

     We incurred a net loss of $1,865,907 or $.15 per share for the six months ended June 30, 2000, compared to $443,895 or $.05 per share for the six months ended June 30,1999. As discussed above the six months ended June 30, 2000 were impacted by costs associated with the Tarrab Capital Group merger, increases in our customer base, sales personnel, administrative personnel, executive management personnel, professional services, and depreciation expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES.
----------------------------------

     Since World Wide Wireless Networks, Inc.'s inception, we have posted operating losses and have financed our operations primarily through the private placement of equity securities, loans, leasing arrangements, and cash-flow from operations. As of June 30, 2000 cash reserves totaled $35,489 with total current assets of $2,939,258.

           As of June 30, 2000, our long-term debt was $-0-. Our current liabilities for that same date were $4,371,107, of which $1,123,144 accounts for the current portion of, our long-term liabilities discussed above, and $2,918,731 is attributable to current accounts payable. We anticipate a reduction of approximately $17,567 in October 2000, due to the expiration of certain capital lease obligations. We have paid interest rates ranging from 15.5% to 32.5%, or an average of 21.7%, on such obligations as a new company without a credit history.

     As of June 30, 2000, our principal commitments consisted of office, roof-rights payments, and equipment leases. Future minimum principal payments on notes payable were approximately $39,445. Future minimum lease payments were $20,250 with $18,665 through 2000 and $5,484 through 2001. Of that amount, capital lease payments due through the end of fiscal years 2000 and 2001 were $16,523 and $1,585, respectively, and operating lease payments due through the same periods were $212,877 and $283,836, respectively.

     The consolidated cash flows show net cash used for our operating activities for the six months ended June 30,2000 was $1,320,836. Net cash used for operating activities consisted primarily of net operating losses and network asset purchases. Net cash provided by our financing activities was $1,775,559 during the same period. Net cash provided by financing activities was principally attributable to the sale of securities and short-term promissory notes.

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

     On February 10, 2000 we issued 200,00 restricted common shares to Mutual Ventures Corporation ("KMVC") in consideration of legal services paid on behalf of Worldwide Wireless Networks, Inc. by MVC. Legal fees of $400,000 were paid to Sperry, Young & Stoecklein for services rendered in connection with the Tarrab Capital Group merger. The transaction was exempt pursuant to Sections 3 and 4 of the Securities Act of 1933 and applicable state exemptions.

     On February 10, 2000, we issued 200,000 restricted common shares to Mutual Ventures Corporation in consideration of Four Hundred Thousand Dollars ($400,000) in legal fees paid to Sperry Young & Stoecklein for services rendered in connection with the Tarrab Capital Group Merger. Mutual Ventures Corporation paid for these legal services on our behalf. The transaction was exempt pursuant to Section 3 and 4 of the Securities Act of 1933 and applicable state exemptions.

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

     On May 25, 2000, we issued 144,887 shares of common stock for cash of $500,000 at $3.45 per share, from a private investor on June 30, 2000. We subsequently recalled the shares and the $500,000 was rolled in to an agreement to sell $1,000,000 convertible debenture and warrants purchase agreement with AMRO International, S.A. and Trinity Capital Advisors, Inc. We will issue and sell to investors One Million Dollars ($1,000,000) of Convertible Debentures and 100,000 warrants. A condition of sale is that we must register the investor securities with the SEC.

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

     On June 28, 2000, we issued 300,000 restricted common shares to Bridge Technology, Inc. ("BTI") valued at $4.00 per share in consideration of the issuance of 150,000 BTI unrestricted common shares valued at $8.00 per share. All shares exchanged will become free trading upon registration with the Securities and Exchange Commotion.

     On June 19, 2000, we entered into a Private Equity line of Credit Agreement with Whitsend Investments Limited, one of the Selling Shareholders. The terms of the agreement allow for periodic draw downs of the funding at the discretion of the Company, the Investor is committed to purchasing up to Twenty Million
Dollars ($20,000,000) of the Company's common stock. A condition to draw down is that the Company must register the investor securities with the SEC.

SUBSEQUENT  EVENTS
------------------

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

NOTES  TO  FINANCIAL  STATEMENTS

Worldwide Wireless Networks, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

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

WORLDWIDE  WIRELESS  NETWORK,  INC.


Date:  August  15,  2000





/s/  Charles  C.  Bream,  III
-----------------------------
Charles  C.  Bream,  III
President,  Chief  Operating  Officer