Form 10-Q
period 2000-09-30
WORLDWIDE WIRELESS NETWORKS INC
filed 2000-11-14
CIK 1095821

UNITED STATES SECURITIES AND EXCHANGE
                            COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000


( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               Commission File Number         0-11968


                 Worldwide Wireless Networks, Inc.
                (Name of registrant in its charter)


         Nevada                               88-0286466
(State of incorporation)        (I.R.S. Employer Identification No.)



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


Indicate by check mark whether the registrant (1) has filed all report s reuired to be filed by Section 13 or 15(d) of the Securities Exchan ge Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) and has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---

As of September 30, 2000, there were 12,844,060 shares of the issuer's Common Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Consolidated Financial Statements furnished herein have been reviewed by Crouch, Bierwolf & Chisholm, the company's independent auditors, and prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that such Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Worldwide Wireless Networks, Inc. and its subsidiaries (the "Company"), as ofSeptember 30, 2000, and the results of its operations and its cash flows for the three months then ended.


                      Worldwide Wireless Networks, Inc.
                   (Formerly Pacific Link Internet, Inc.)

                     Consolidated Financial Statements

                            September 30, 2000

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Worldwide Wireless
Networks, Inc. (formerly Pacific Link Internet, Inc.) Orange, CA

We have reviewed the accompanying condensed consolidated balance sheet of Wrldwide Wireless Networks, Inc. (formerly Pacific Link Internet,
Inc.) and subsidiary as of September 30, 2000 and the related condensed consolidated statements of income and cash flows for the period then ended. These financial statements are the responsibility of the company's management.

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

The accompanying statements of operations and cash flows for the period ended September 30, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion on them.

/s/ Chisholm & Associates
    ---------------------
    Chisholm & Associates
    November 1, 2000


                  Worldwide Wireless Networks, Inc.
                     Consolidated Balance Sheets


                              ASSETS

                                                        September 30,     December 31,
                                                            2000             1999
                                                        (Unaudited)

CURRENT ASSETS

Cash and Cash Equivalents                              $   176,633      $   136,311
Accounts Receivable (net of allowance for doubtful
   accounts of $12,495 and $20,000 respectively)           398,647          165,091
Other Receivables
                                                            14,887            3,000
Inventory                                                2,157,568          129,861
Prepaid Expenses                                            52,208           18,912
                                                         ---------        ---------

  Total Current Assets                                   2,799,943          453,175
                                                         =========        =========
PROPERTY & EQUIPMENT

Office Equipment                                           197,593          103,231
Leased Equipment                                            61,315          177,653
Machinery Equipment                                      1,834,603        1,109,524
                                                         ---------        ---------
                                                         2,093,511        1,390,408

Less:

   Accumulated Depreciation - leased equipment             (61,316)        (165,255)
   Accumulated Depreciation                               (671,418)        (282,495)
                                                         ---------        ---------
   Total Property & Equipment                            1,360,777          942,658
                                                         ---------        ---------

OTHER ASSETS

Investments available for sale                           1,161,885           36,885
Deferred Charges                                             7,640           21,984
Deposits                                                    51,524           36,197
                                                         ---------        ---------
   Total Other Assets                                    1,221,049           95,066
                                                         ---------        ---------
TOTAL ASSETS                                         $   5,381,769    $   1,490,899
                                                         =========        =========


                     Worldwide Wireless Networks, Inc.

                        Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September 30, 2000   December 31, 1999
                                                  (Unaudited)


CURRENT LIABILITIES

Accounts Payable                               $    2,999,357      $    655,485
Accrued Expenses                                      277,381            83,933
Lines of Credit                                        79,266            89,323
Unearned Revenue                                       35,417           102,356
Customer Deposits                                      56,109                 -
Current Portion of Long Term Liabilities            1,285,151           665,355
                                                    ---------         ---------
   Total Current Liabilities                        4,732,681         1,596,452
                                                    ---------         ---------

LONG TERM LIABILITIES

Notes Payable                                       2,194,370           562,245
Notes Payable - Related Party                          75,000            75,000
Capital Lease Payable                                  15,781            30,340
Less Current Portion                               (1,285,151)         (665,355)
                                                    ---------         ---------
   Total Long Term Liabilities                      1,000,000             2,230
                                                    ---------         ---------
TOTAL LIABILITIES                                   5,732,681         1,598,682
                                                    ---------         ---------

STOCKHOLDERS' EQUITY

Common Stock, 50,000,000 shares of $.001 par value
authorized, 12,844,060 and 11,799,988 shares
issued and outstanding                                 12,844            11,800
Additional Paid In Capital
                                                    5,255,828         2,415,345
Accumulated Comprehensive Income                      (75,000)                -
Retained Earnings                                  (5,544,584)       (2,534,928)

   Total Stockholders' Equity                        (350,912)         (107,783)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  5,381,769      $  1,490,899




                        Worldwide Wireless Networks, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                          Three Months                Nine Months
                                              Ended	                 Ended
                                           September 30               September 30,
                                        2000         1999          2000       1999


SALES                            $  1,046,146   $  571,072    $  2,757,520   $  1,228,457

COST OF GOODS SOLD                    804,875      252,788       1,835,716        513,073
                                    ---------      -------       ---------      ---------
GROSS PROFIT                          241,271      318,284         921,804        715,384
                                    ---------      -------       ---------      ---------
OPERATING EXPENSES

  General And Administrative
   Expenses                           972,520      398,203       3,248,688      1,060,983
  Sales                               366,868      183,145         574,966        357,573
                                    ---------      -------       ---------      ---------
TOTAL OPERATING EXPENSES            1,339,388      581,348       3,823,654      1,418,556
                                    ---------      -------       ---------      ---------

OPERATING INCOME (LOSS)            (1,098,117)    (263,064)     (2,901,850)      (703,172)
                                    ---------      -------       ---------      ---------
OTHER INCOME AND (EXPENSE)

  Interest Expense                    (49,322)     (10,745)       (107,806)       (26,484)
  Miscellaneous Income                  3,690        4,714               -         16,666
                                    ---------      -------       ---------      ---------
                                      (45,632)      (6,031)       (107,806)        (9,818)
                                    ---------      -------       ---------      ---------
NET INCOME (LOSS)                 ($1,143,749)   ($269,095)    ($3,009,656)     ($712,990)
                                    =========     ========       =========      =========
NET INCOME (LOSS) PER SHARE      $     (0.089)  $   (0.023)   $     (0.241)   $    (0.070)
                                    ---------     --------       ---------      ---------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                    12,833,214   11,599,988      12,511,135     10,122,214
                                   ==========   ==========      ==========     ==========



                      Worldwide Wireless Networks, Inc.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                         Nine Months Ended September 30,
                                                               2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                         ($3,009,656)       ($712,990)
  Net Cash Used in Operating Activities:
     Depreciation and Amortization                            401,322          207,001
     Bad Debt                                                  (7,505)               -
     Shares Issued for Services                               545,407                -
     Shares Issued for Insurance Policy                        33,000                -
  (Increase) Decrease in:
     Accounts Receivable                                     (226,051)        (161,545)
     Other Current Assets                                     (14,237)          (1,451)
     Inventory                                             (2,027,707)         (34,459)
     Prepaid Expenses                                         (26,755)         (27,136)
     Deferred Charges                                               -          (16,338)
  Increase (Decrease) in:
     Bank Overdraft                                                 -           (4,092)
     Accounts Payable and Accrued Expenses                  2,537,318           31,905
     Customer Deposits                                         56,109                -
     Lines of Credit                                          (10,057)          (6,542)
     Unearned Revenue                                         (66,938)          83,024
Net Cash Provided (Used) by Operating Activities           (1,815,750)        (642,623)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                         (819,441)        (785,796)
  Cash Paid for Deposits                                      (15,327)         (11,287)
  Cash paid for Investments                                         -          (50,000)
  Cash from Deferred Charges                                    7,803                -
Net Cash Provided (Used) by Investing Activities             (826,965)        (847,083)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Debt Financing                              1,775,000          550,000
  Principal Payments on Debt Financing                        (57,434)         (77,985)
  Cash Received in Merger with Worldwide                            -        1,000,000
  Cash Paid for Registration Fees                              (6,879)               -
  Shares Issued for Cash                                      970,000          100,000
Net Cash Provided (Used) by Financing Activities            2,680,687        1,572,015

Net Increase (Decrease) in Cash and Cash Equivalents           37,972           82,309
  Cash & Cash Equivalents - Beginning                         136,311                -
  Cash & Cash Equivalents - Ending                       $    174,283      $    82,309
Supplemental Cash Flow Information
  Cash paid for interest                                 $     12,422      $    26,484
  Cash paid for income taxes                             $          -      $         -
Non-cash financing transactions
  Investment acquired by issuing stock                   $  1,200,000      $         -
  Stock issued for notes payable                         $    100,000      $         -



                      Worldwide Wireless Networks, Inc.
                      Notes to the Financial Statements
                             September  30, 2000

NOTES TO FINANCIAL STATEMENTS

Worldwide Wireless Networks, Inc. (the "Company") has elected to omit subsantially all footnotes to the financial statements for the nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented and are of a normal and recurring nature. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.


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

INVESTMENTS AVAILABLE FOR SALE

Management determines the appropriate classification of marketable equity security investments at the time of purchase and reevaluates such designation as of each balance sheet date. Unrestricted and restricted marketable equity securities have been classified as available for sale. Available for sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a net amount in accumulated comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available for sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in investment income.

On June 28, 2000, the Company issued 300,000 shares of common stock valued at $1,200,000 to Bridge Technology, Inc.(Bridge) in exchange for 150,000 shares of Bridge stock valued at $1,200,000. The fair value of this security was determined by the quoted stock price on the market at the time of purchase.

During the nine months ended September 30, 2000, the Company recorded $75,000 of unrecognized losses on securities available for sale in accumulated comprehensive income in equity. The aggregate fair value of the securities available for sale at September 30, 2000 is $1,161,885. No securities were sold during the nine months ended September 30, 2000, therefore no gains or losses have been realized in the statement of operations.


INVENTORY

In November 1999, the Company entered into a purchase agreement with Adaptive Broadband Corporation. The Company has agreed to purchase wireless telecommunications equipment from Adaptive Broadband
Corporation.

Details of the agreement are as follows:

                                                      Unit Prices
                                                      -----------
                                                Subscriber      Access
Time Frame            Quantity Commitment         Units         Points
-----------------     ----------------------    ----------    ----------
0-12 months after     2,624 units               $1,675,000    $2,075,000
  effective date

13-24 months after    additional 5,120 units    $1,250,000    $1,650,000
  effective date

25-36 months after    additional 7,760 units    $1,000,000    $1,400,000


As of September 30, 2000, $1,750,000 of inventory consists of purchases from Adaptive Broadband Corporation.

WARRANTS

On June 19, 2000, the Company entered into a Private Equity Line of Credit Agreement with Whitsend Investments Ltd(Whitsend). Pursuant to this agree-ment, Whitsend has committed up to $20,000,000 for the purchase of the Company's common stock over a 36 month period. Once every 15 days, the Company may borrow up to $500,000 from Whitsend. The Company is not bligated to draw on any of the available funds. In lieu of providing Whitsend with a minimum aggregate draw down commitment, the Company has issued 125,000 warrants for the purchase of its shares of common stock at $4.69 per share. These warrants expire on June 19, 2003.

On June 30, 2000, the Company entered into a Convertible Debenture and Warrants Purchase Agreement with several investors. Pursuant to this agreement, the Company converted $1,000,000 of its notes payable to $1,000,000 in convertible debentures and issued 100,000 warrants. The exercise price per share under these warrants will be 120% of the closing price on the trading day immediately preceeding the closing date. These warrants expire on June 30, 2003.

CONVERTIBLE DEBENTURES

        On June 30, 2000, the Company entered into a Convertible Debenture and Warrant Purchase Agreement having an aggregate principal amount of $1,000,000. The convertible debentures mature on June 30, 2003 and bear interest at 7% per annum until the earlier of conversion into the Company's common stock or maturity. Interest is payable quarterly in arrears on September 1, October 1, January 1 and June 1 of each year commencing on September 1, 2000.

The convertible debentures are convertible by the holder at any time prior to the close of business on June 30, 2003. The conversion price is equal to the lesser of $3.66 per share or 80% of the market price as of the date on which the holder of the debenture gives notice of their intention to convert the debentures. If the conversion price is not less than $7.00 per share, the Company may redeem the debentures for cash at 150% of the unpaid principal and accrued interest.


CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

        We hereby consent to the use of our report for the nine months ended September 30, 2000, dated November 1, 2000, in the Form 10-Q for Worldwide Wireless Network, Inc.

/s/ Chisholm & Associates
    ---------------------
    Chisholm & Associates
    Salt Lake City, Utah
    November 13, 2000


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

Overview.

We are a networking solutions company which provides high speed Internet acess using our own wireless network, dial-up Internet access, data center services and network consulting. Since April 1999 we have had large-scale commercial operations and have developed a commercial customer base, a direct sales force and have expanded our wireless network. Our primary market is currently Orange County, California, where we operate our wireless network. In March of 2000, we initiated operations in Los Angeles County, California. While we have experienced revenue growth since our inception, we have operated at a net loss, due primarily to our investment in expanding our network coverage, which is expected to continue. Management believes that our continued expansion will result in additional losses for the foreseeable future, due to our continued expansion efforts beyond the amount of revenues generated from our existing operations. We must fund these expansion efforts, for the foreseeable future, from the incurrence of debt and/or the sale of equity, and there can be no assurance that we will be able to access either debt or equity capitalization in sufficient amounts or on acceptable tems to continue to fund such expansion efforts (as further described below). If we were unable to obtain capital for expansion, then the Company would be unable to continue its expansion as planned, and would remain essentially an Orange County, California network. Management has developed a cost reduction plan which could be implemented in such an event, and this plan would allow the Company to operate profitably, with no expansion or growth.

      Revenues. We generate revenues primarily through the sale of annuity-like service contracts with customers, the sale and installation of wireless networks, network consulting, and sales of network equipment. We recognize revenues when services are completed. We believe that growth in revenue will come from additional penetration in markets currently served by existing networks, expansion of complimentary product lines to existing and new customers, and geographic expansion using currently deployed technologies. We have spent, and intend to continue to spend, significant resources on these activities.

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

Nine Months Ended September 30, 2000 and 1999

Total revenues increased 124% or $1,529,063 to $2,757,520 for the nine months ended September 30, 2000 compared to revenues of $1,228,457 for the nine months ended September 30, 1999. The increase in revenue was attributable to an increase in sales personnel, further expansion of our existing market, and the utilization of equipment purchasing contracts.

Costs of sales increased 258% or $1,322,643 to $1,835,716 for the nine months ended September 30, 2000 compared to cost of sales of $513,073 for the nine months ended September 30, 1999. The increase was primarily attributable to increased third party network service expense related to the growth in our customer base, as well as an increase in our level of equipment purchased for resale.

General and administrative expenses increased 206% or $2,187,705 to $3,248,688 for the nine months ended September 30, 2000 compared to $1,060,983 for the nine months ended September 30, 1999. The increase was primarily due to costs associated with the Tarrab Capital Group merger, the hiring of additional administrative, technical support, management personnel and outside professional services.

Selling expenses increased 61% or $217,393 to $574,966 for the nine months ended September 30, 2000 compared to $357,573 for the nine months ended September 30, 1999. The increase was primarily due to the hiring of additional sales personnel, and related salaries and commission expense.

Interest expense consists primarily of interest accrued for notes payable. Interest expense increased 307% or $81,322 to $107,806 for the nine months ended September 30, 2000 compared to interest expense of $26,484 for the nine months ended September 30, 1999. The increase is primarily attribu-table to the interest accrued on notes payable of which funds were used to continue expansion and increase the customer base in our existing market.

We incurred a net loss of $3,009,656 or $.241 per share for the nine months ended September 30, 2000, compared to $712,990 or $.070 per share for the nine months ended September 30, 1999. As discussed above the nine months ended September 30, 2000 were impacted by costs associated with the Tarrab Capital Group merger, increases in our customer base, sales personnel, administrative personnel, executive management personnel, professional services, and depreciation expenses.


Liquidity and Capital Resources.

      Since World Wide Wireless Networks, Inc.'s inception, we have posted operating losses and have financed our operations primarily through the private placement of equity securities, loans, leasing arrangements, and cash-flow from operations. As of September 30, 2000 cash reserves totaled $176,633 with total current assets of $2,799,943.

           As of September 30, 2000, our long-term debt was $1,000,000.
Our current liabilities for that same date were $4,732,681, of which $1,285,151 accounts for the current portion of, our long-term liabilities discussed above, and $2,999,357 is attributable to current accounts payable. We anticipate a reduction of approximately $17,567 in October 2000, due to the expiration of certain capital lease obligations. We have paid interest rates ranging from 15.5% to 32.5%, or an average of 21.7%, on such obligations as a new company without a credit history.

      As of September 30, 2000, our principal commitments consisted of office, roof-rights payments, and equipment leases. Future minimum principal payments on notes payable were approximately $158,791. Future minimum lease payments were $20,250 with $18,665 through 2000 and $5,484 through 2001. Of that amount, capital lease payments due through the end of fiscal years 2000 and 2001 were $16,523 and $1,585, respectively, and operating lease payments due through the same periods were $212,877 and $283,836, respectively.

      The consolidated cash flows show net cash used for our operating activities for the nine months ended September 30, 2000 was $1,815,750.
Net cash used for operating activities consisted primarily of net operating losses and network asset purchases. Net cash provided by our financing activities was $2,680,687 during the same period. Net cash provided by financing activities was principally attributable to the sale of securities, short-term promissory notes, and long-term promissory notes.

      We expect to continue to incur significant capital expenditures in the future in our current market of Orange County and Los Angeles, including additions and enhancements to our server and network infra-structure, software licenses, furniture, fixtures and equipment. The actual amount of capital expenditures will depend on the rate of growth in our user base and available resources, which is difficult to predict and which could change dramatically over time. Technological advances may also require us to make capital expenditures to develop or acquire new equipment or technology.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

WORLDWIDE WIRELESS NETWORK, INC.


Date: November 13, 2000

/s/ Jack Tortorice
    --------------
    Jack Tortorice
    Chairman of the Board
    Chief Executive Officer