Form 10QSB/A
period 2000-09-30
WORLDWIDE WIRELESS NETWORKS INC
filed 2001-01-05
CIK 1095821

=====================================================================

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
               ------------------------------------
                         FORM 10-QSB/A-1


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000


( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               Commission File Number         0-11968

=====================================================================

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


Indicate by check mark whether the registrant (1) has filed all report s reuired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) and has been subject to such filing requirements for the past 90 days.
Yes  X	No

As of September 30, 2000, there were 12,844,060 shares of the issuer's Commn Stock issued and outstanding.



PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Consolidated Financial Statements furnished herein have been reviewed by Chisholm & Associates, the company's independent auditors, and prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that such Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjust-ments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Worldwide Wireless Networks, Inc. and its subsidiaries (the "Company"), as of September 30, 2000, and the results of its operations and its cash flows for the three months then ended.



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

We conducted our review in accordance with standards established by the Amrican Institute of Certified Public Accountants. A review of in-terim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons respon-sible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an
opinion regarding the financial statements taken as a whole.   Accord-
ingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that sould be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated
February 18, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consoli-dated balance sheet from which it has been derived.

The accompanying statements of operations and cash flows for the period ened September 30, 2000 were not audited or reviewed by us and, accordingly, we do not express an opinion on them.


/s/ Chisholm & Associates
    ---------------------
    Chisholm & Associates
    November 1, 2000




	         Worldwide Wireless Networks, Inc.
	            Consolidated Balance Sheets


		             ASSETS

			September 30, 2000		December 31, 1999
			   (Unaudited)

CURRENT ASSETS

Cash and Cash Equivalents			       $176,633 	$136,311
Accounts Receivable (net of allowance for doubtful
   accounts of $12,495 and $20,000 respectively)	398,647 	 165,091
Other Receivables			                 14,887 	   3,000
Inventory			                      2,157,568          129,861
Prepaid Expenses			                 52,208           18,912

   Total Current Assets                               2,799,943          453,175

PROPERTY & EQUIPMENT

Office Equipment                                        197,593          103,231
Leased Equipment	                                 61,315          177,653
Machinery Equipment                                   1,834,603        1,109,524
                                                      2,093,511        1,390,408

Less:
   Accumulated Depreciation - leased equipment	        (61,316)	(165,255)
   Accumulated Depreciation 			       (671,418)        (282,495)

   Total Property & Equipment		              1,360,777          942,658

OTHER ASSETS

Investments available for sale	                      1,161,885           36,885
Deferred Charges			                  7,640           21,984
Deposits			                         51,524           36,197

   Total Other Assets			              1,221,049           95,066

TOTAL ASSETS			                     $5,381,769       $1,490,899



	             Worldwide Wireless Networks, Inc.
	                Consolidated Balance Sheets


	           LIABILITIES AND STOCKHOLDERS' EQUITY

			                  September 30, 2000   December 31, 1999
			                     (Unaudited)
CURRENT LIABILITIES

Accounts Payable			      $2,999,357            $655,485
Accrued Expenses			         277,381 	      83,933
Lines of Credit			                  79,266              89,323
Unearned Revenue			          35,417             102,356
Customer Deposits                                 56,109                   -
Current Portion of Long Term Liabilities       1,285,151             665,355

   Total Current Liabilities		       4,732,681           1,596,452

LONG TERM LIABILITIES

Notes Payable			               2,194,370             562,245
Notes Payable - Related Party		          75,000 	      75,000
Capital Lease Payable		                  15,781              30,340
Less Current Portion			      (1,285,151)           (665,355)

   Total Long Term Liabilities                 1,000,000               2,230

TOTAL LIABILITIES			       5,732,681           1,598,682

STOCKHOLDERS' EQUITY

Common Stock, 50,000,000 shares of $.001 par value
authorized, 12,844,060 and 11,799,988 shares
issued and outstanding	                          12,844              11,800
Additional Paid In Capital                     5,255,828           2,415,345
Accumulated Comprehensive Income                 (75,000)	           -
Retained Earnings                             (5,544,584)         (2,534,928)

   Total Stockholders' Equity	                (350,912)           (107,783)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $5,381,769          $1,490,899



	               Worldwide Wireless Networks, Inc.
	            Consolidated Statements of Operations
	                            (Unaudited)

	                       Three Months Ended September 30,       Nine Months Ended September 30,
	                          2000	                 1999                 2000           1999

SALES	                       $1,046,146 		$571,072        $2,757,520       $1,228,457

COST OF GOODS SOLD	          804,875 		 252,788         1,835,716          513,073

GROSS PROFIT	                  241,271 		 318,284           921,804          715,384

OPERATING EXPENSES
  General And
   Administrative Expenses	  972,520 		 398,203         3,248,688        1,060,983
  Sales	366,868 		  183,145 		 574,966           357,573
TOTAL OPERATING EXPENSES	1,339,388 		 581,348         3,823,654        1,418,556

OPERATING INCOME (LOSS)	       (1,098,117)		(263,064)       (2,901,850)        (703,172)

OTHER INCOME AND (EXPENSE)
  Interest Expense	          (49,322)		 (10,745)         (107,806)         (26,484)
  Miscellaneous Income	            3,690 		   4,714                 -           16,666
	                          (45,632)		  (6,031)         (107,806)          (9,818)

NET INCOME (LOSS)	      ($1,143,749)             ($269,095)      ($3,009,656)       ($712,990)

NET INCOME (LOSS) PER SHARE   $     (0.09)          $      (0.02)     $      (0.24)    $      (0.07)

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES	       12,833,214             11,599,988        12,511,135       10,122,214



                                  Worldwide Wireless Networks, Inc.
                               Consolidated Statements of Cash Flows
                                           (Unaudited)

		                                 Nine Months Ended September 30,
		                                       2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)		                   ($3,009,656)	     ($712,990)
  Net Cash Used in Operating Activities:
     Depreciation and Amortization		       401,322         207,001
     Bad Debt		                                (7,505)	             -
     Shares Issued for Services		               545,407 		     -
     Shares Issued for Insurance Policy		        33,000 	             -
  (Increase) Decrease in:
     Accounts Receivable		              (226,051)	      (161,545)
     Other Current Assets		               (11,887)         (1,451)
     Inventory		                            (2,027,707)	       (34,459)
     Prepaid Expenses	                               (26,755)        (27,136)
     Deferred Charges		                             - 	       (16,338)
  Increase (Decrease) in:
     Bank Overdraft		                             -          (4,092)
     Accounts Payable and Accrued Expenses	     2,537,318 		31,905
     Customer Deposits		                        56,109 		     -
     Lines of Credit		                       (10,057)	        (6,542)
     Unearned Revenue		                       (66,938)	        83,024
Net Cash Provided (Used) by Operating Activities    (1,813,400)	      (642,623)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment		      (819,441)	      (785,796)
  Cash Paid for Deposits                               (15,327)	       (11,287)
  Cash paid for Investments	                             - 	       (50,000)
  Cash from Deferred Charges                             7,803               -
Net Cash Provided (Used) by Investing Activities      (826,965)	      (847,083)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Debt Financing	                     1,775,000         550,000
  Principal Payments on Debt Financing	               (57,434)	       (77,985)
  Cash Received in Merger with Worldwide                     - 	     1,000,000
  Cash Paid for Registration Fees                       (6,879)	             -
  Shares Issued for Cash                               970,000         100,000
Net Cash Provided (Used) by Financing Activities     2,680,687       1,572,015

Net Increase (Decrease) in Cash and Cash Equivalents    40,322          82,309
  Cash & Cash Equivalents - Beginning                  136,311               -
  Cash & Cash Equivalents - Ending                   $ 176,633      $   82,309
Supplemental Cash Flow Information
  Cash paid for interest		             $  12,422 	    $   26,484
  Cash paid for income taxes		             $       -      $        -
Non-cash financing transactions
  Investment acquired by issuing stock		   $ 1,200,000      $        -
  Stock issued for notes payable		   $   100,000      $        -


Worldwide Wireless Networks, Inc.
Notes to the Financial Statements
September  30, 2000

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

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of te Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented and are of a normal and recurring nature. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.


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

INVESTMENTS AVAILABLE FOR SALE

Management determines the appropriate classification of marketable equity ecurity investments at the time of purchase and reevaluates such designation as of each balance sheet date. Unrestricted and restricted marketable equity securities have been classified as available for sale. Available for sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a net amount in accumulated comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available for sale securities are included in investment income. The cost of securities sold is based on the specific idntification method. Interest and dividends on securities classified as available for sale are included in investment income.

On June 28, 2000, the Company issued 300,000 shares of common stock valued at $1,200,000 to Bridge Technology, Inc.(Bridge) in exchange for 150,000 shares of Bridge stock valued at $1,200,000. The fair value of this security was determined by the quoted stock price on the market at the time of purchase.

During the nine months ended September 30, 2000, the Company recorded $75,00 of unrecognized losses on securities available for sale in a ccumulated comprehensive income in equity. The aggregate fair value of the securities available for sale at September 30, 2000 is $1,161,885. No securities were sold during the nine months ended September 30, 2000, therefore no gains or losses have been realized in the statement of operations.


INVENTORY

In November 1999, the Company entered into a purchase agreement with Adaptve Broadband Corporation(Adaptive). The Company has agreed to purchase wireless telecommunications equipment from Adaptive.

Details of the agreement are as follows:

                                                      Unit Prices
                                                      -----------
                                                Subscriber       Access
Time Frame             Quantity Commitment         Units         Points
0-12 months after         2,624 units           $1,675,000     $2,075,000
  effective date

13-24 months after    additional 5,120 units    $1,250,000     $1,650,000
  effective date

25-36 months after    additional 7,760 units    $1,000,000     $1,400,000


As of September 30, 2000, $1,750,000 of inventory consists of purchases from Adaptive.

WARRANTS

On June 19, 2000, the Company entered into a Private Equity Line of Credit Agreement with Whitsend Investments Ltd (Whitsend). Pursuant to this agreement, Whitsend has committed up to $20,000,000 for the purchase of the Company's common stock over a 36 month period. Once every 15 days, the Company may borrow up to $500,000 from Whitsend.
The Company is not obligated to draw on any of the available funds.
In lieu of providing Whitsend with a minimum aggregate draw down commitment, the Company has issued 125,000 warrants for the purchase of its shares of comon stock at $4.69 per share. These warrants expire on June 19, 2003.

On June 30, 2000, the Company entered into a Convertible Debenture and Warrnts Purchase Agreement with several investors. Pursuant to this agreement, the Company converted $1,000,000 of its notes payable to $1,000,000 in convertible debentures and issued 100,000 warrants. The exercise price per share under these warrants will be 120% of the closing price on the trading day immediately preceeding the closing date. These warrants expire on June 30, 2003.


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


	CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

        We hereby consent to the use of our report for the nine months ende September 30, 2000, dated November 1, 2000, in the Form 10-Q for Worldwide Wireless Network, Inc.


/s/ Chisholm & Associates
    ---------------------
    Chisholm & Associates
    Salt Lake City, Utah
    November 13, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

This quarterly report may contain forward-looking statements. These forwad-looking statements are based largely on the Company's expec-tations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of such risks and uncertainties, including, among others, general economic conditions, governmental regulation and competitive factors, and, more specifically, interest rate levels availability of financing, consumer confidence and preferences, the effectiveness of the Company's competitors, and costs of materials and labor. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report will in fact occur. Forward-lookingstatements may be identified by use of forward-looking terminology such as "believe,' "intends," "may," "will," "expects," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

Overview.

We are a networking solutions company which provides high speed Internet acess using our own wireless network, dial-up Internet access, data center services and network consulting. Since April 1999 we have had large-scale commercial operations and have developed a commercial customer base, a direct sales force and have expanded our wireless network. Our primary market is currently Orange County, California, where we operate our wireless network. In March of 2000, we initiated operations in Los Angeles County, California. While we have experienced revenue growth since our inception, we have operated at a net loss, due primrily to our investment in expanding our network coverage, which is expected to continue. Management believes that our continued expansion will result in additional losses for the foreseeable future, due to our continued expansion efforts beyond the amount of revenues generated from our existing operations. We must fund these expansion efforts, for he foreseeable future, from the incurrence of debt and/or the sale of equity, and there can be no assurance that we will be able to access either debt or equity capitalization in sufficient amounts or on acceptable terms to continue to fund such expansion efforts (as further described below). If we were unable to obtain capital for expansion, then the Company would be unable to continue its expansion as planned, and would remain essentially an Orange County, California network. Management has developed a cost reduction plan which could be implemented in such an event, and this plan would allow the Company to operate profitably, with no expansion or growth.

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

	Cost of Sales. Cost of sales consists of third-party network usage and oher outsourced service costs, and the cost of roof rights. Third-party network costs are expensed in the period when services are rendered and are generally proportional to the number of customers. We do not currently anticipate that inflation will have a material impact on our results of operations.

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



Nine Months Ended September 30, 2000 and 1999

Total revenues increased 124% or $1,529,063 to $2,757,520 for the nine monts ended September 30, 2000 compared to revenues of $1,228,457 for the nine months ended September 30, 1999. The increase in revenue was attributable to an increase in sales personnel, further expansion of our existing market, and the utilization of equipment purchasing contracts.

Costs of sales increased 258% or $1,322,643 to $1,835,716 for the nine monts ended September 30, 2000 compared to cost of sales of $513,073 for the nine months ended September 30, 1999. The increase was primarily attributable to increased third party network service expense related to the growth in our customer base, as well as an increase in our level of equipment purchased for resale.

General and administrative expenses increased 206% or $2,187,705 to $3,248688 for the nine months ended September 30, 2000 compared to $1,060,983 for the nine months ended September 30, 1999. The increase was primarily due to costs associated with the Tarrab Capital Group merger, the hiring of additional administrative, technical support, management personnel and outside professional services.

Selling expenses increased 61% or $217,393 to $574,966 for the nine months ended September 30, 2000 compared to $357,573 for the nine months ended September 30, 1999. The increase was primarily due to the hiring of additional sales personnel, and related salaries and commission expense.

Interest expense consists primarily of interest accrued for notes payable. Interest expense increased 307% or $81,322 to $107,806 for the nine months ended September 30, 2000 compared to interest expense of $26,484 for the nine months ended September 30, 1999. The increase is primarily attributable to the interest accrued on notes payable of which funds were used to continue expansion and increase the customer base in our existing market.

We incurred a net loss of $3,009,656 or $.241 per share for the nine month ended September 30, 2000, compared to $712,990 or $.070 per share for the nine months ended September 30, 1999. As discussed above thenine months ended September 30, 2000 were impacted by costs associated with the Tarrab Capital Group merger, increases in our customer base, sales personnel, administrative personnel, executive management personnel, professional services, and depreciation expenses.


Liquidity and Capital Resources.

	Since World Wide Wireless Networks, Inc.'s inception, we have posted operting losses and have financed our operations primarily through the private placement of equity securities, loans, leasing arrangements, and cash-flow from operations. As of September 30, 2000 cash reserves totaled $176,633 with total current assets of $2,799,943.

           As of September 30, 2000, our long-term debt was $1,000,000. Our current liabilities for that same date were $4,732,681, of which $1,285,151 accounts for the current portion of, our long-term liabilities discussed above, and $2,999,357 is attributable to current accounts payable. We anticipate a reduction of approximately $17,567 in October 2000, due to the expiration of certain capitallease obligations. We have paid interest rates ranging from 15.5% to 32.5%, or an average of 21.7%, on such obligations as a new company without a credit history.

	As of September 30, 2000, our principal commitments consisted of office, oof-rights payments, and equipment leases. Future minimum principal payments on notes payable were approximately $158,791. Future minimum lease payments were $20,250 with $18,665 through 2000 and $5,484 through 2001. Of that amount, capital lease payments due through the end of fiscal years 2000 and 2001 were $16,523 and $1,585, respectively , and operating lease payments due through the same periods were $212,877 and $283,836, respectively.

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

Our current business plan calls for us to launch wireless networks in San Diego, Santa Barbara and Ontario, California, and Honolulu, Hawaii during the period between the fourth quarter of 2000 to the second quarter of 2001. We have recently launched the Los Angeles Wireless network. We anticipate that during this expansion based upon our historical funding of expansion efforts, we will remain unprofitable in each market for at least 12 to 18 months after launch. We expect that we will require outside financing of at least $1,000,000 to $3,000,000 per location to establish and deploy our network in the areas mentioned above, in addition to any revenues generated from operations. We intend to explore the letter we received from one of our shareholders to determine if mutually agreeable terms can be reached whereby it would provide debt and/or equity capitalization to help finance our expansion efforts, and, even if acceptable terms can be negotiated, additional external funds will also have to be raised.

We have investigated the availability, source and terms for external debt financing and are exploring options which may be available to us. However, we cannot assure that we will be able to obtain financing on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the repayment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

Any future securities offerings will be effected through registered of ferigs, or in compliance with applicable exemptions under federal and state laws. The purchasers and manner of issuance will be determined according to our financial needs and the terms available. After determination of the availability of debt financing we may elect to offer securities and, accordingly, will determine the type of offering or thetype or number of securities which we will offer at that time. However, we cannot assure that a future securities offering will be
successful.   We have no plans to make a public offering of our common
stock at this time. We also note that each time if we issue more shares of ourcommon stock our shareholders will experience dilution in the percentage of ownership of their common stock.

During fiscal year ended December 31, 1999 and the company's nine month inerim period ended September 30, 2000, the company did not generate positive cash flows. Based on our current capital position, we are limited to expanding our network of services to customers located almost exclusively in Orange County and Los Angeles. We are currently reliant upon cash flows generated from operations, which our management has determined are not adequate to maintain current personnel and expansion levels for the next 12 months. As a result of this inadequacy, our management has developed a cost reduction plan that, if deemed necessary, will mandate our elimination of some outside services and costs associated with expansion, and a reduction in company staffing. Management believes that the implementation of this cost reduction plan would allow the company to maintain its current customer base and to meet all of its debt and operational expense requirements.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the rgistrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

WORLDWIDE WIRELESS NETWORK, INC.


Date: January 2, 2001


/s/ Jack Tortorice
    --------------
    Jack Tortorice
    Chairman of the Board
    Chief Executive Officer