Form 10QSB/A
period 2000-09-30
WORLDWIDE WIRELESS NETWORKS INC
filed 2001-02-09
CIK 1095821

=====================================================================

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
               ------------------------------------
                         FORM 10-QSB/A-2


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


	CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

        We hereby consent to the use of our report, dated
November 1, 2000, in this quarterly report on Form 10-Q for Worldwide Wireless Networks, Inc.


/s/ Chisholm & Associates
    ---------------------
    Chisholm & Associates
    North Salt Lake, Utah
    November 1, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

This quarterly report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forwad-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of such risks and uncertainties, including, among others, general economic conditions, governmental regulation and competitive factors, and, more specifically, interest rate levels availability of financing, consumer confidence and preferences, the effectiveness of the Company's competitors, and costs of materials and labor. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report will in fact occur. Forward-lookingstatements may be identified by use of forward-looking terminology such as "believe,' "intends," "may," "will," "expects," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

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



Nine Months Ended September 30, 2000 and 1999

Total revenues increased 126% or $1,529,063 to $2,757,520 for the nine monts ended September 30, 2000 compared to revenues of $1,212,457 for the nine months ended September 30, 1999. The increase in revenue was attributable to an increase in sales personnel, further expansion of our existing market, and the utilization of equipment purchasing contracts.

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

WORLDWIDE WIRELESS NETWORKS, INC.


Date: February 8, 2001


/s/ Jerry Collazo
    -------------
    Jerry Collazo
    Chief Executive Officer