Form 10-K
period 1999-12-31
WORLDWIDE WIRELESS NETWORKS INC
filed 2001-02-20
CIK 1095821

-----------------------------------------------------------------------
                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
-----------------------------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all report s reuired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Title                Shares Outstanding as of March 31, 2000

Common Stock, par value $.001                      12,262,988


      As of March 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $28,959,545.




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

Item 2.  PROPERTIES........................................................12

Item 3.  LEGAL PROCEEDINGS.................................................12

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............13

         EXECUTIVE OFFICERS OF THE REGISTRANT..............................13


PART II

Item 5.  MARKET FOR REGISTRANT'S
         COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................14

Item 6.  SELECTED FINANCIAL DATA...........................................16

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................17

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................24

Item 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................24

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............24

Item 11.  EXECUTIVE COMPENSATION...........................................24

Item 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT.................................26

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................28

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
          AND REPORTS ON FORM 8-K..........................................28


PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contined herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertain-ties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which World-wide Wireless Networks, Inc. (the "Company") operates; technology changes; competition; changes in business strategy or development plans; the high leverage of the Company; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against the Company; the Company's and its third-party suppliers' ability to take corrective action in a timely manner with respect to the year 2000 issue; and other factors referenced in the Company's filings with the Securities and Exchange Commission.

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


ITEM 1:  THE BUSINESS OF WORLDWIDE WIRELESS NETWORKS, INC.

GENERAL

      Worldwide Wireless Networks, Inc. was incorporated in the state of Nevada on June 10, 1992 as Second Investors Group, Inc. On June 19, 1998, Second Investors effected a name change to Progressive Environ-mental Recovery Corporation. On March 5, 1999, Progressive Environmental changed its name to Worldwide Wireless Networks, Inc. We were originally organized as a "blank check" company and our purpose was to seek out investment opportunities in emerging technology companies. In early 1999, we identified a privately-held corporation, Pacific Link, Inc. ("Pacific Link"), which was engaged in the marketing and sale of wire-less internet services in Southern California under the trade name Global Pacific Internet. We remained inactive until our reverse merger with Pacific Link in April 1999, through which we acquired all of the business assets of Pacific Link. (See, "Part I, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Reverse Merger Treatment.")

      Pursuant to the merger agreement, we issued 7,000,000 shares of common stock in exchange for the 583,000 common shares held by Pacific Link shareholders, which was 100% of that company's outstanding shares. The directors and officers of Worldwide Wireless resigned, the management of Pacific Link filled those vacancies, and the former shareholders of Pacific Link obtained 62.5% of the total voting power at that time.

      On February 10, 2000, we merged with another public company, Tarrab capital Group ("TCG"), which resulted in the TCG shareholders receiving 5,000 shares of our restricted common stock in exchange for allof the issued and outstanding shares of TCG. Worldwide Wireless continued as the surviving corporation in that merger, and TCG ceased to exist.
A copy of the Acquisition Agreement and Plan of Merger with TCG was filed with the SEC together with our Current Report on Form 8-K, on February 11, 2000.

       We are a networking solutions company which specializes in high speed Internet access using our own wireless network. Other products we provide include direct service links, which are connections of a customer's computer network to the Internet via our wireless network, and frame relay connections, which are wired connections between a customer's computer and a router which sends the data to the desired end connection. We also provide web hosting and network consulting. We serve all sizes of commercial businesses including the home office market.

We have a short operating history, and have experienced significant operatng losses in that time, primarily due to continued investments we have made in an effort to expand our existing network..We have entered into several private placements of debt and equity securities in order to obtain expansion capital, including the transactions described else-where in this prospectus, and we will continue to require additional funds to implement our national and international expansion plans until the time our revenues generated from internal operations are sufficient to cover all of our capital requiremnts. Until then, we anticipate we will be forced to continue to raise funds through the sale of debt and/ or equity instruments, which may greatly dilute the percentage of owner-ship which our existing shareholders own of our company. If we are unable to access this capital, then we will be unable to continue our expansion as planned, and could remain essentially an Orange County, California network. Management has developed a cost reduction plan which could be implemented and this plan would allow us to operate profitably, but with no meaningful expansion or growth.

      Large scale commercial operations began in April 1999 and, as of Deceber 31, 1999, we provided high-speed wireless services to approxi-mately 190 commercial customers. Our high-speed wireless network currently serves approximately 85% of the Orange County, California area, and, since December 31, 1999, we initiated operations in Los Angeles County, California, as well. We deliver DSL (Digital Subscriber
Line) and 100 Mbps wireless service to our customers, which are high speed Internet access options. We opened a co-location facility offering central office services to 13 customers, as of December 31, 1999. To facilitate our market expansion we hired a direct sales force with support and management teams.

      Our name, Worldwide Wireless Networks, was designed to indicate to cstomers and others our vision of providing our high-speed Internet access services through the development of an international network.
We are a very young company, and to date our operations have been primarily focused on growing our Southern California customer base.
With the exception of our investment in Bridge Technologies, described later in this prospectus, we have no current international operations or offices. As we mature, our business objective is to further develop our international operations, as we believe that the wireless tech-nologies we provide are well-suited for the international marketplace. Due to a conflict with corporate names in California, Worldwide Wireless is doing business as "Global Pacific Internet" in California. We are reviewing what, if anything, can be done to resolve that conflict, while at the same time determining what actionswe my be able to take to further protect the name Worldwide Wireless Networks in general.
As of the date of this prospectus, we are not aware of any other con-flict involving our name in any other jurisdiction, although there can be no guarantee that none exists or will not develop in the future. (See: Risk Factors - "Risks Relating to Our Business.")

      We are incorporated under the laws of the State of Nevada. Our prinipal offices are located at 770 The City Drive South, Suite 3700, Orange, California 92868 and our telephone number is (714) 937-5500.

THE COMPANY'S PRODUCTS AND MARKETS

Wireless Network.

      We have the technical expertise to build and operate large scale wireess networks without relying on an existing wire-based network, such as a telephone network's copper lines. Our wireless network allows the user to connect to an Internet service provider bandwidth via a radio modem. Typically a customer relies on an incumbent local exchange carrier such as a telephone company's copper wires or a cable company's television coaxial plant to provide the physical means for the customer to connect to the Internet.

      Our primary means of providing our wireless services is a wireless network consisting of an operations center, centralized base stations known as "points-of-presence" ("POPs"), and distribution radios which connect to the end customer. We currently operate a wireless network which has been operational for approximately twelve (12) months and covers an estimated 85% of Orange County, California and, since
December 31, 1999, we have also been providing wireless services in Los Angeles County, California. We currently rely on fifteen, fully-operational POPs, which are generally located on the tops oftall buildings. We negotiate long- term site licenses for each POP location.

      The typical POP site consists of one indoor/outdoor equipment cabine (62" H x 23" W x 34" D) and an array of four (4) to eight (8) small sectional antennas (42" H x 4" W). The sectional antennas can be painted any color to match existing surroundings. There is no roof penetration, and once the system is installed there are minimum inspections. We pay for all costs associated with the installation and our unit requires a single phase 110 volt outlet for power.

      As part of our network expansion and in the course of normal operations, we are negotiating to expand our rights associated with the current POP locations as well as acquire additional point-of-presence locations. Management currently believes that the market for these facilities is reasonable for its purposes; however, the ability to acquire and maintain these rights will be a material factor in our success .

      In general, our end customers must be within five miles of a POP and ave line-of-sight visibility between the POP and an antenna located at their building. The five mile standard is based upon the equipment we use, existing interference and equipment reliability. Other companies may use greater distances from a POP, and we do as well, but we have adopted five miles as a general guideline for our connections. Each end customer must install a rooftop or window radio with an antenna. When the customer accesses the Internet, the signal travels over its building's wiring or wireless network to the rooftop or window antenna. The antenna sends the data signal to a nearby PP, where the signal is communicated to our broadband switching center and then onto its final destination.

      Our wireless network has been designed to provide our customers with flexible, rapidly installed and reliable high-speed internet con-nectivity. . For example, during the Panasonic Shock Wave Beach Games in August of 1999 we established a temporary wireless system which provided Internet access to the participants on the beach. We are able to install the necessary equipment at a customers business within two to five days. Actual installation of a wireless system may take as little as four hours. Installation and incorporation into our wireless network can be accomplished as fast as within 48 hours following a signed service order. This can be accomplished when we rely on instal-lation scheduling and preparation prior to contract signing. However, we generally plan for a three week time period for completion of instal-lation. We manage our network traffic by using routing equipment that measures and controls packet flows (data bundled for transmssion), and we install equipment with performance levels that meet or exceed those required by the customer.

      Our wireless network is engineered to provide high reliability and wde area coverage. We generally operate at a greater than 98% uptime. Our wireless networks are capable of high speeds of 128 kbps through 100 Mbps speeds. Kbps stands for Kilobits per second, and Mbps stands for megabits per second; the number of bits per second is the industry standard of measurement of how fast data can be transmitted over the Internet. Our wireless system and Digital Subscriber Lines (which are enhanced copper lines that connect to a local telephone company system and then directly to the Internet), provide cnnection to the Internet at high speeds. Our wireless connections can provide transmissions at greater speeds than a dial up connection. For example, a dial up modem transmits at 28,000 to 56,000 bps; a T1 line (which is a dedicated telephone cable with a bundle of twenty-four voice or data lines) transmits at 1.544 Mbps, and our wireless network tranmits at a rate of 100 Mbps. These high-speed connections allow files, documents and voice transmissions to be dispatched over the Internet in much shorter time periods.

      We operate on a combination of licensed frequencies of 23 Ghz and unicensed frequencies in the 2.4 Ghz ISM bandwidth, 5.8 Ghz ISM band-width, and 5.2 Ghz UNII bandwidth ranges. Ghz, (giga hertz) is a measurement of electromagnetic energy which is equivalent to one "wave" or cycle per second. The bandwidth range determines whether federal licensing is required. Some frequencies must be licensed by the U.S. Federal Communications Commission (the "FCC"), whereas unlicensed frequencies are part of the radio spectrum that the general public may use for personal radios. The licensing required is determined on a site-by-site basis, depending on the ditance and type of network link. Reliability is achieved through redundant radio links and wired line back-up. Security is provided through spread spectrum radio links and encryption, among other standard security measures. Our radio modem transmits data by a microwave frequency which changes 32 times a second. During our initial twelve months ofoperations we experienced no sig-nificant weather interference, nor did we expect to, since the low frequencies which the Company uses are rarely affected by weather conditions (other than hail). We are not sure how a wireless network in geographical areas with more severe weather than Southern California would be affected, but management does not beieve that weather con-ditions will pose a significant factor to the Company's ability to provide its wireless services.

Principal Services.

      High-speed Internet: We offer connections to the Internet at speeds rom 128 kbps to 100 Mbps. This service provides always-connected , secure access for all sizes of commercial businesses. These connec-tions are primarily supported by our wireless network with the balance of customers being served by DSL and leased T-1 circuits. We enhance our service by balancing and distributing our traffic across our upstream connections, which include Digital Broadcast Networks, Savis, and Exodus networks. As of December 31, 1999, we had approximately 190 high-speed wireless customers.

      Dial-up Internet Access: As of December 31, 1999, we provided Interet access to approximately 1,505 Internet users using dial-up con-nections. This service is marketed to the general public throughout Orange County and to our commercial customers to support work-at-home, remote server access, and other business applications.

      Data Center Services: We offer web hosting, web site development and o-location services to our customers. Our co-location service allows a customer located outside our wireless network to physically place a computer connected to the customer's network in a secure facility with a high-speed physical connection to the Internet. As of December 31, 1999, we provided such services to approximately 1,151 customers.

      Network Consulting: We offer design and implementation services for rivate wireless networks and consulting services to develop network hardware components. As of December 31, 1999 we had generated approxi-mately $109,000 in revenues from these services.

Business and Operating Strategies.

      Our historical sales have resulted from domestic operations primarily located in Orange County, California. This area has a high concentration of technology-oriented businesses that represent our prime targeted customers due to their need for high-speed Internet access. By focusing our expansion to markets in Southern California, management believes that we can utilize our network assets, brand equity, central facilities, administration, and technical resources which currently exist to efficiently grow our business.

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

Competition.

      Our market is crowded with companies which provide both wired and wireless Internet networks and Internet access to businesses and individuals. We face competition from existing network and Internet service providers, most of whom have financial resources, brand recog-nition, work coverage, technical resources, and sales forces much larger than ours. These providers may have substantial financial and technical resources directed at the same markets served by us. As a result, from time to time, we may need to adjust the pricing of our products, expend more funds to acquire customers and may experience higher customer attrition. In addition, we need to be able succssfully to compete with the larger and more established companies that already provide Internet service.

      In the wireless market we compete with, among others, Teligent, Inc. Winstar Communications, Inc., and NEXTLINK Communications, Inc., each of which offers wireless directional, high-speed network services; Pacific Bell, AT&T, World Com, Qwest, Cox Communications, Sprint and similarly situated telecommunica-tions companies, which offer Internet products as stand-alone products or in a bundle with telecommunications, network services, or wide-area networking; and companies like Covad and Rythms Net Connections, which are representative of service providers who provide high-speed network facilities primarily by using state-of-the-art modems in conjunction with the facilities of incumbent local exchange carriers.

      Similarly, we compete with Time Warner, @Work, and other cable televsion companies which have converted cable television coaxial line s to support bidirectional, high-speed network services, and we also compete with Internet-dedicated access companies, such as Verio, Con-centric, and Level 3, which specialize in Internet protocol products that include data center services, web hosting, virtual private net-working, network consulting, and related products and services.

We compete with these companies in the areas of rapid installation, technial performance, quality of customer service and price. We have the capacity to deliver Internet service in 48 hours because at a minimum our service may only require installation of a radio and antennae at a customer's site. Competing technologies that rely on physical wiring may require 30 to 45 days for the necessary wiring to be installed. We develop our networks primarily with our own internal engineering expertise, and we believe the use of our own personnel increases the uniqueness of our service and prevents direct copy by our competition. Use of our own technical network configuration, radio technology, and POP site implementations reduce costs and improve performance.

      Although pricing is an important factor in our customers' purchase decisions, we believe that customer relationships, customer service and consistent quality will be the key to generating customer loyalty. During the past several years management has observed market prices for network services declining, which is a trend management believes will likely continue. As prices decline for any given speed of service, we expect that our total number of customers will increase due to more individuals and companies having access to, and deciding to use, these services. As the total number of customers increase, he proportion of customers purchasing our high-speed services, which are more expensive in comparison to our other services, will increase because the cost to upgrade a customer's speed is generally minimal.

      Many of our competitors rely on existing networks of copper lines owned by third parties. We believe these networks are facing increased demand from individuals and businesses for new services at a reasonable cost. Our management believes that elimination of reliance on third parties reduces our costs by eliminating the expense of payments to these third parties for labor costs associated with installation and costs of troubleshooting network problems. Further, we believe that capital expenditures associated with constructing our wireless network are substantially lower because we do not physically have to construct a wire network.

Principal Suppliers.

      Our principal suppliers provide hardware and software that is in-corprated into our networks. While no single vendor represents a majority of capital spending, network performance depends on the operation and support of these products. We rely on third-party vendors for equipment, upstream bandwidth, operational software, and product support. We currently rely on six vendors for our equipment and four vendors for upstream bandwidth access. Our product availability and network performance may be diminished when and if these providers limit the availability of service, delay product, o deviate from our expec-tations for performance. However, management believes these vendors can be replaced within approximately 60 days should that become neces-sary in the future. Our agreements with these suppliers typically require specific performance due to a vendor's non-performance on our part for financial, service, or operational actions, ad any failure in our performance could result in penalties or increased cost of operation for us. As is customary in the industry, damages owed by a company for failure to provide bandwidth are generally limited to service credits for the circuits affected.


        In November 1999, we entered into a contract to purchase wireless elecommunications equipment from Adaptive Broadband Corporation. Pursuant to the agreement we have committed to purchase 2,624 units, 5,120 units and 7,760 units during the first, second and third years of the agreement, respectively. Units consist of subscriber units or access points. Subscriber units refer to individual customers and access points refer to POPs. The agreement may be terminated by written notice from either party for occurrence of several specific events, notably, if either party is not satisfied wth the performance of the other party. Obligations of the agreement will survive early termination to the extent purchase orders are accepted by Adaptive Broadband corporation and minimum additional payments are required.

      We anticipate that approximately 20% of the equipment purchased as aresult of the agreement will be used in our own wireless operations, and the remaining 80% will be resold to third parties. We expectto purchase a minimum of $4.4 million, $6.4 million and $7.76 million of equipment for the first, second and third year of the agreement.
As of this filing, we anticipate that this agreement will provide additional revenues from wireless equipment sales, however, we cannot assure what effect the commitments required under the agreement will have on our results of operations.

Trademark, License and Intellectual Property

      Our primary service mark in our service area of Orange County is Global Pacific Internet, because the name Worldwide Wireless was not a vailable to us as a corporate name from the Secretary of State of California. We are currently seeking trademark protection for both "Global Pacific Internet" and "Worldwide Wireless Networks." To the extent we succeed in obtaining a federal trademark for "Worldwide Wireless Networks," we may be able to enforce our right to use that trademark as our corporate name in California, but there can be no assurance that we will ever be able to do so. The success of our business depends in part on brand recognition, trade secrets, network hardware, and software which may be proprietary or purchased from third-parties. We rely upon a combination of licenses, confidentiality agree-ments and other contractual covenants, as well as the statutory protec-tions of the California Trade Secrets Act to establish and protect our technology and other intellectual property rights. Although we do not believe that our intellectual property infringes on the rights of any other party, third-parties may in the future assert claims for infringe-ment which may be successful and/or require substantial resources to defend. Other than in California, we have no knowledge of any condition or circumstance which would cause a conflict with our trademark or name in any jurisdiction, although there can be no assurance that a condition or circumstance of this type does not exist, or will not develop in the future. (See: Risk Factors - Risks Relating to Our Business.)

      As of December 31, 1999, we held two FCC private operational fix ed mcrowave radio station licenses, and since that date we have obtained four other such licenses (See "Government Regulations" below). These licenses have a term of ten years, the first of which will expire in July 2009. The importance of having FCC licenses to companies such as ours is that establishes certain superior rights as against third parties to provide our services using the frequencies and in the locations for whichthese licenses are granted. We intend to continue to apply for these licenses as our business and operations expand.

Product Development.

      We conduct research and development as an incidental activity to our rdinary operations. Therefore, we have not spent any material amount for research and development during the past two fiscal years.
We expect to devote substantial resources to increase market penetration within our current service area as well as expand our wireless network to other areas in southern California and in other locations where the Company believes it has an opportunity to market its services successfully.

      In May of 1999 we entered into a joint venture with Bridge Technology, Inc. Pursuant to the agreement, we have agreed to provide our know how and have contributed $50,000 toward the capitalization of Pacific Bridge Net, a subsidiary of Bridge Technology. The mission of Pacific Bridge Net is to design, develop (patent and copyright), market and sell certain devices required to provide high speed broadband wire-less access to the Internet backbone infrastructure. We own a 20% interest in the venture, and will have the right to sell any radio equipment which is developed through the venture in the nited States.
As of December 31, 1999, the amount of this investment was reduced to $36,885, resulting from our 20% allocation of the losses reported by Pacific Bridge Net for fiscal year 1999. Pacific Bridge Net has finished an engineering prototype of a wireless radio with a built-in firewall and integrated router (which may eliminate the need fo a proxy server or complicated network configuration), and has been testing it for a period of approximately 12 weeks for reliability and stability in real
wireless network deployment.    The results of this beta program were
promising, yet more testing is needed. In the first fiscal quarter of 2000, we continued our expansion into Asia by entering into an agreement with Global Bridge E Net, a company formed to develop and deploy an Asynchronous Transfer Mode (ATM) wireless network in Asia, pursuant to which we will receive 10% of the gross revenues generated by Global Bridge E Net, and have the opportunity to invest in the purchase of 20% of the initial equity of that company.

Government Regulation.

      At the federal level, the FCC has jurisdiction over the use of the eectromagnetic spectrum (i.e., wireless services) and has exclusive jurisdiction over all interstate telecommunications services, that is, those that originate in one state and terminate in another state.
State regulatory commissions generally have jurisdiction over intrastate communications, that is, those that originate and terminate within the same state. Municipalities and other local jurisdictions may regulate limited aspects of our business by, for example, imposing zoning and franchise requirements and requiring nstallation permits. We are also subject to taxation at the federal and state levels and may be subject to varying taxes and fees from local jurisdictions.

      A large portion of our wireless networks operate in a radio spectrum not requiring licensing from the Federal Communications Commission under current regulations. As an Internet service provider we are not currently directly regulated by the FCC or the Public Utilities Commission of any state. However, as required by law, we license frequency spectrum directly from the FCC for some of the high-speed portions of our wireless network. Changes in current state or federal law, or in the interpretation of existing law, may cause increased regulation of our business or restrictions on the unicensed radio spectrum currently used in the wireless networks.

Employees.

      As of December 31, 1999 we had 32 full-time employees, and since that time we have added 11 more. These individuals bring to us expert ise in various aspects of sales, engineering, customer service, finance and network operations. The majority of our employees are based in Orange County, California. We believe we have good relations with our employees, and none are covered by any collective bargaining agreement.

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

      We also lease two office spaces in Irvine, California. One office space, located at 5 Park Place, is 1,062 square feet and houses our sales agents. This lease will expire in April of 2003, and requires a basic rent payment of $2,549 per month (which is subject to adjustments for the term of the lease). The other office space is located at 8001 Irvine Center Drive, and is subleased to a computer consulting company for the cost of the lease (which is approximately $4,021 per month). Recently, to facilitate our expansion into Los Angeles County, California, we opened a sales office there comprising 1,993 sqare feet, located at 5933 Century Boulevard, Los Angeles, CA. The lease for that office has a five-year term, expiring in March 2005. Monthly rent there is $2,889.85 for the first thirty months of the lease, escalating to $3,089.15 for the remainder of our lease term.


ITEM 3: LEGAL PROCEEDINGS

      Except as disclosed below, we are not involved in any material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.

On March 28, 2000, we filed a lawsuit in Orange County Superior Court
- Cetral Justice Center, against one of our former consultants, DFL Capital Partners, LLC and our former legal counsel, alleging, among other things, fraud and malpractice. The dispute arises out of an Option Agreement we entered into in 1998 for our consultant to provide technical and financial advisory services in exchange for non-qualified options. We retained legal counsel recommended to us by the consultant, but were never advised that the partner of the law firm who represented us specifically was, at the same time, also te managing member of DFL Capital Partners, LLC. As a result of this undisclosed conflict of interest, we believe that the agreement which the law firm counseled us to sign did not adequately protect us in terms of the services which we understood we were supposed to receive and the number of stock options which the consultant was to receive as compensation for such services. This lawsuit has been dismissed but the terms of the settle-ment have not been reached. Depending upon the resolution of this lawsuit, the number of options to purchase our common stock which the consultant may retain could range from 50,000 to 700,000.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


EXECUTIVE OFFICERS OF THE REGISTRANT

      The names, ages and positions of the directors, executive officers and key employees of Worldwide Wireless are set forth below. Biographical information for each of these persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion.

Directors and Officers.

Name                        Age        Position Held


Jack Tortorice              51         Chief Executive Officer
                                       and Chairman of the Board

Charles C. Bream III        55         President,
                                       Chief Operating Officer
                                       and Director

Thomas J. Rotert            33         Director, Secretary
                                       and Treasurer


      Jack Tortorice. Chief Executive Officer and Director since April of 1999. He served as CEO, Chairman of the Board and a Director of Pacific Link from October 1997 to May 1999. Prior to joining PacificLink, he was General Manager for the sales and marketing division of Frontier Communications from January 1995 to June 1997. Prior positions include: General Manager for sales and operations of ITT Courier related to computer equipment sales; Vice President of Sales for Automatic Data Processing selling payroll outsourcing; and sales positions for Wang Labs and Xerox. Mr. Tortorice graduated with a Masters in Business Administration from Pepperdine University in 1989 and received a bachelor's degree in economics from Edinboro University in Pennsylvania in 1973.

Charles C. Bream. President, Chief Operating Officer, and Director since anuary 1, 2000. Mr. Bream has held executive positions in the telecommunications and computer and software industries for over 19 years and also has investment banking experience. During the period from 1991 to 1999 he was President of Quarter Phone, a telecom start-up, a Senior Vice President at Cable & Wireless, Senior Vice President/General Manager of the telecommunications business at General Research Corpora-tion, and a member of Holding Capital Group, a private investment banking firm. Before that he held executve positions at EMS, Xerox, Data General, and Epson America. Prior to his experience in technology industries, he held various marketing and sales positions with packaged goods companies such as Procter and Gamble. He received an MBA from Wharton Business School in 1970 and a B.S. degree from the U.S. Naval Academy in 1967.

      Thomas J. Rotert. Secretary and Treasurer. Mr. Rotert was appointed as a Director on October 1, 1999. He also serves as our general counsel, corporate secretary and treasurer. He is a licensed attorney in the state of California and practices in the areas of corporate transactional law and civil litigation. From May 1998 to the present, he has been a partner in the law firm of Schuman & Associates, located in Costa Mesa, California. From October 1997 through May 1998 he was employed as an attorney for Sayer & Associates, a California firm. He was litigation counsel for Bollington & Roberts, another alifornia firm, from 1992 to October 1997. He received a Juris Doctorate from Western State University in 1993 and a bachelor's from the University of Kansas in 1989. Mr. Rotert filed a Chapter 7 voluntary bankruptcy petition in February 1998 in the Central District of California
Division of the United States Bankruptcy Court, which was discharged in June of 1998.

      In February 2000, the Company learned that one of its Directors, Denns Shen, who had served in such capacity since the inception of the Company, had been convicted in California in 1996 of two counts involving the receipt or concealment of stolen property, both of which were dropped to misdemeanor counts, and which, it appears, were event-ually expunged at the bench and entered as not guilty pleas. Although Mr. Shen has had a close and valuable relationshipwith the Company since its initial operations, and it is expected that he will continue to provide valuable services to the Company as a consultant and signi-ficant shareholder in the future, upon learning of these convictions Mr. Shen's resignation was accepted by the Company's Board of Directors on February 23, 2000. Susan Shen, the wife of Dennis Shen, was not implicated in any of the charges discussed above, but resigned her position as the Company's Secretary and Treasurer on about the same date. She continues to be a full-time employee of the Company, and Shen family members continue to be significant shareholders of the Company.



PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      Our common stock is traded in the Over-the-Counter market and is quoted on the electronic Bulletin Board under the symbol "WWWN".
The following table represents the range of the high and low bid prices of our stock as reported by the NASDAQ Trading and Market Services for each fiscal quarter for the last two fiscal years ending December 31, 1998, and 1999, respectively. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

      Year            Quarter                  High            Low

      1998            First Quarter           $0.125          $0.1


      1999            First Quarter              4.0           4.0
                      Second Quarter             6.0           0.40625
                      Third Quarter              4.75          2.875
                      Fourth Quarter             4.00          2.50

 *    No trading activity in our stock occurred during this quarter.

      During 1997 and 1998 our market was sporadically and thinly traded. here was no trading activity during the second, third or fourth quarters of 1998. Trading activity increased in August of 1999. The price per share of companies situated similarly to Worldwide Wireless have exhibited extreme volatility in response to company-specific information, as well as general market conditions. Shareholders should consider the possibility of the loss of the entire value of their shares.

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

Private Equity Transactions.

      Below is a list of all of the private transactions for the sale of unregistered securities made by the Company for the period January 1,1999 through December 31, 1999:

On April 1, 1999, the Company issued 7,000,000 shares in the reverse merger acquisition with Pacific Link Internet (See Note 10).

On April 2, 1999, the Company issued 400,000 shares of common stock for cash of $100,000 and services valued at $200,000.

In June 1999, the Company issued 200,000 shares for $1,000,000 in cash at $5.00 per share.

In June 1999, the Company issued warrants to purchase stock at $3.00, $4.00 and $5.00 per share, valued at $122,000 (See Note 11 to the Financial Statements).

In December 1999, the Company issued 200,000 shares of common stock for cash of $400,000, at $2.00 per share, from a private investor.

ITEM 6:  SELECTED FINANCIAL DATA

        The following table sets forth certain selected financial and operating data for the Company as of and for each of the three years in the period ended December 31, 1999, which was derived from the Company's financial statements and notes that have been audited by Crouch, Bierwolf & Chisholm, independent public accountants. All of the data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes.

FINANCIAL DATA (1)
                                                            YEAR ENDED DECEMBER 31,
(Dollars in thousands, except                      1999             1998             1997
  per share data)

STATEMENTS OF OPERATIONS DATA:
Revenues                                          $1,980            $841             $271
Operating expenses                                $3,033            $708             $223
Stock-based compensation                          $  ---            $---             $---
Operating income (loss)                          $(2,026)          $(297)           $(141)
Other expense                                      $25               $32              $12
Net loss from continuing operations              $(2,051)          $(329)           $(153)
Loss from discontinued operations                 $  ---            $---             $---
Loss from extraordinary item                    ------------     ------------     ----------
Net loss                                         $(2,051)          $(330)           $(153)


Share data (2):
    Basic and diluted loss per share
    from continuing operations                      $ (0.21)        $ (0.05)         $ (0.03)
    Per share effect of extraordinary item      ------------     ------------     ----------
Basic and diluted loss per share                    $ (0.21)        $ (0.05)         $ (0.03)

Weighted average shares used in
    computing basic and diluted
    loss per share                             9,883,325        6,440,000       5,880,000


                                                            YEAR ENDED DECEMBER 31,
 (Dollars in thousands)                            1999             1998             1997

BALANCE SHEETS DATA:
Total assets                                      $1,491            $362             $
Total long-term debt, net of current
    Portion                                       $    2            $ 44             $

CASH FLOWS PROVIDED BY (USED IN):
Operating activities:                             $ (865)           $181             $(19)
Investing activities:                            $(1,028)          $(193)            $(66)
Financing activities:                            $ 2,030            $ 12             $ 87





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

While we have experienced revenue growth since our inception, we have operated at a net loss, due primarily to our investment in expanding our network coverage, which is expected to continue. Management believe is that our continued expansion will result in additional losses for the foreseeable future, due to our continued expansion efforts beyond the amount of revenues generated from our existing operations. We must fund these expansion efforts, for the foreseeable future, from the incurrece of debt and/or the sale of equity, and there can be no assurance that we will be able to access either debt or equity capitalization in sufficient amounts or on acceptable terms to continue to fund such expansion efforts (as further described below). We have received a letter from one of our existing investors indicating a willingness to provide certain additional debt and/or equity capitalization as may be determined between us from time to time as our financial needs arise.

Depending upon the terms presented to us, we may or may not use all or any portion of such funding. If we were unable to access this capital , or any other capital for expansion, then the Company would be unable to continue its expansion as planned, and would remain essentially an Orange County, California network. Management has developed a cost reduction plan which could be implemented in such an event, and this plan would allow the Company to operate profitably, with no expansion or growth.

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

      Sales and Marketing. Sales and marketing expenses include salaries,sales commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party sales agents, marketing and sales support functions. In an effort to increase our revenues, user base and brand awareness, we expect to increase significantly the amount of spending on sales and marketing over the next year. Marketing costs associated with increasing our user base, which to date have been minimal, are expensed in the period incurred.

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


Reverse Merger Treatment.

Effective April 1, 1999, Pacific Link Internet, Inc. (Pacific) (a private company) was acquired by Worldwide Wireless Networks, Inc. (Worldwide)
(a public company). Worldwide issued 7,000,000 shares to the shareholders of Pacific in exchange for all shares of Pacific, thus making it a wholly owned subsidiary of Worldwide. The agreement provides for the acquisition to be treated as a reverse acquisition, thus making Pacific the accounting survivor. Because the historical financial information in these financial statements prior to the reverse acquisition (April 1, 1999) is that of the accounting acquirer (Pacific), a forward stock split of 14 for 1 has been retroactively applied to show the effects of the 7,000,000 share issuance as though it happened ratably since inception of Pacific. The management of Worldwide resigned and the management and board of Pacific filled the vacancy.

In January 1999, $1,000,000 was advanced to the Company from investors as an investment. Of the 4,199,988 shares issued, 200,000 post merger shares were issued to the investors in relation to the $1,000,000 investment.


Recent Developments.

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

      In May of 1999 we entered into a joint venture with Bridge Technology, Inc. Pursuant to the agreement, we have agreed to provide our know how and have contributed $50,000 toward the capitalization of Pacific Bridge Net, a subsidiary of Bridge Technology. The mission of Pacific Bridge Net is to design, develop (patent and copyright), market and sell certain devices required to provide high speed broadband wireless access to the Internet backbone infrastructure. We own a 20% interest in the venture, and will have the right to sell any radio equipment which is developed through the venture in the United States. As of December 31, 1999, the amount of this investment was reduced to $36,885, resulting from our 20% allocation of the losses reported by Pacific Bridge Net for fiscal year 1999. Pacific Bridge Net has finished an engineering prototype of a wireless radio with a built-in firewall and integrated router (which may eliminate the need for a proxy server or complicated network configuration), and has been testing it for a period of approximately 12 weeks for reliability an d stability in real wireless network deployment. The results of this beta program were promising, yet more testing is needed. In the first fiscal quarter of 2000, we continued our expansion into Asia by entering into an agreement with Global Bridge E Net, a company formed to develop and deploy an Asynchronous Transfer Mode (ATM) wireless network in Asia, pursuant to which we will receive 10% of the gross revenues generated by Global Bridge E Net, and have the opportunity to invest in the purchase of 20% of the initial equity of that company.


Liquidity and Capital Resources.

      Since Pacific Link's inception, it has financed its operations primarily through the private placement of equity securities, loans, leasing arrangements, cash-flow from operations and the merger completed with Worldwide Wireless in April 1999. As of December 31, 1999 cash reserves totaled $136,311 with total current assets of $453,175.

      We have posted operating losses since inception. Our long-term debt was $2,230 as December 31, 1999. Our current liabilities for that same date were $1,596,452, of which $665,355 accounts for the current portion of, our long term liabilities discussed above, and $655,485 is attributable to current accounts payable. We anticipate a reduction of approximately $17,567 in October 2000, due to the expiration of certain capital lease obligations. We have paid interest rates ranging from 15.5% to 32.5%, or an average of 21.7%, on such obligations as a new company without a credit history.

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

      If we are unable to obtain additional funds on terms agreeable to us we will suspend our expansion plans into new markets and will restructure our operations to rely on operating cash flow.

Results of Operations.

      The following table sets forth selected consolidated statements of operating data as a percentage of total revenues:


                                                  Year Ended

                                      Dec 31       Dec 31         Dec 31
                                       1997         1998           1999
                                   ------------ ------------ -------------
Revenues ........................  $  271,841   $  841,841   $   1,980,203

AS A PERCENTAGE OF REVENUES
Cost of sales.................     $  189,382   $  430,600   $     972,802

                                        69.7%         51.1%          49.1%


Gross profit.....................  $   82,459   $  411,241   $   1,007,401

                                        30.3%         48.9%          50.9%

Operating expenses:
   Selling ......................  $   68,827   $   158,592  $     616,022

                                        25.3%         18.8%          31.1%

   General and administrative ...  $  154,596   $   549,987  $   2,417,450

                                        56.9%         65.3%         122.1%


   Total operating expenses .....  $  223,423   $   708,579  $   3,033,472

                                        82.2%         84.2%         153.2%


Loss from operations ............  $  140,964   $   297,338  $   2,026,071

                                        51.9%         35.3%         102.3%


Other income (expense), net......  $ (12,529)   $   (32,045) $    (25,181)

                                         4.6%          3.8%           1.3%


Net loss ........................  $  153,493   $   330,183  $   2,051,252

                                        56.5%         39.2%         103.6%



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

      Cost of sales for the fiscal year ended December 31, 1999 was $972,82, which represented an increase of $542,200 (from $430,600 recorded for the period ended December 31, 1998). The increase was primarily attributable to increased third-party network service expense related to the growth in our user base, as well as our expansion of the level of services began to offer, most notably DSL services.

      Selling expenses for the fiscal year ended December 31, 1999 were $66,022, which represented an increase of $457,430 (from $158,592 for the period ended December 31, 1998). The increase was primarily due to the hiring of additional direct sale s force personnel and success-based sales commissions.

      General and administrative expenses for the 1999 fiscal year were $2377,133, which represented an increase of $1,922,007 (from $455,126 for fiscal year 1998). The increase was primarily due to the hiring of additional administrative personnel and increased professional and consulting expense. We also will experience increases in our general and administrative expenses due to preparation of the annual and quarterly reports which are required now that we are a reporting company.

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

      Our net loss for the fiscal year ended December 31, 1999, totaled $2051,252, or $.21 per share, compared to $330,183, or $.05 per share, for the fiscal year ended December 31, 1998. As discussed above the 1999 period was impacted by costs associated with increases in the number of sales personnel, administrative personnel, professional and consulting services and depreciation expenses.

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

Subsequent Events.

      On January 5, 2000 we issued 250,000 restricted common shares to Pacific First National Corp., Inc. in consideration of Five Hundred Thousand Dollars ($500,000.00). The transaction was exempt pursuant to Sections 3 and 4 of the Securities Act of 1933 and applicable state exemptions.

Pursuant to an Acquisition Agreement and Plan of Merger (the "Merger Agreement") dated as of February 10, 2000 between Worldwide Wireless and Tarrab Capital Group ("TCG"), a Nevada corporation, all the outstanding shares of common stock of TCG were exchanged for 5,000 shares of our 144 restricted common stock in a transaction in which we were the successor corporation and TCG will cease to exist. A copy of the Merger Agreement and Certificate of Merger were filed as exhibits to the Form 8-K filed in February, 2000.

On February 10, 2000, we issued 200,000 restricted common shares to Mutual Ventures Corporation in consideration of $400,000 in legal fees paid to Sperry, Young & Stoecklein for services rendered in connection with the Tarrab Capital Group Merger. Mutual Ventures Corporation paid for these legal services on our behalf. The issuance of these shares was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

On March 13, 2000 we issued 8,000 restricted common shares to Universal Business Insurance, Inc. in consideration of an officer and director liability insurance policy valued at $33,000.00. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

Subsequent to the close of the first quarter, Worldwide Wireless awarded 95 shares to Robert P. Kelly, Jr. and Mimi Grant, joint owners of Southern California Technology Executive Network in compensation for its membership in that organization. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

On May 15, 2000 we issued 100,000 restricted common shares to The Oxford Group, Inc. in consideration of $350,000 in cash. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of1933 as a private offering not involving any public distribution.

On May 25, 2000, we issued 144,887 shares of common stock for cash of $500000 at $3.45 per share, from a private investor on June 30, 2000. We subsequently recalled the shares and the $500,000 was rolled into an agreement to sell $1,000,000 of convertible debentures and warrants to AMRO International, S.A. and Trinity Capital Advisors, Inc. A condition of the purchase is that we must register the shares of common stock underlying these debentures and warrants with the SEC. These investors are selling stockholders in this registration statement. As the shares originally issued in May have not yet been physically returned to us, we are continuing to reflect them as issued and outstanding; however, we anticipate that they will be returned and cancelled out in the fourth quarter of 2000. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

On June 1, 2000, we issued 20,157 shares of common stock to Schumann & Associates in consideration of legal and management services rendered between October 1999 and May 31, 2000, which were valued at $46,865. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

On June 1, 2000, Worldwide Wireless Networks, Inc. issued 25,000 shares of common stock for services valued at $58,125. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

On June 14, 2000, Worldwide Wireless Networks, Inc. issued 5,000 shares of common stock for services valued at $17,250. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



		     Worldwide Wireless Networks, Inc.
		  (formerly Pacific Link Internet, Inc.)
                   Consolidated Financial Statements

                        December 31, 1999 and 1998




                              C O N T E N T S


Auditors' Report.....................................................3

Consolidated Balance Sheets..........................................4

Consolidated Statements of Operations................................6

Consolidated Statements of Stockholders' Equity......................7

Consolidated Statements of Cash Flows................................8

Notes to the Consolidated Financial Statements.......................9



                       INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Worldwide Wireless
Networks, Inc. (formerly Pacific Link Internet, Inc.):

We have audited the accompanying consolidated balance sheets of Worldwide ireless Networks, Inc. (formerly Pacific Link Internet, Inc.) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and from inception on August 1, 1997 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stanards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



Salt Lake City, Utah
February 18, 2000


                       Worldwide Wireless Networks, Inc.
                          Consolidated Balance Sheets



     ASSETS
                                                                  December 31
                                                                  -----------
                                                          1999                  1998
                                                       ---------             ---------
CURRENT ASSETS

   Cash and Cash Equivalents (Note 1)              $     136,311               $     0
   Accounts receivable (net of allowance for
   doubtful accounts of $20,000 and
   $2,200, respectively)                                 165,091                29,340
   Employee advance                                        3,000                     0
   Inventory                                             129,861                     0
   Prepaid Expenses                                       18,912                     0
                                                       ---------             ---------
     Total Current Assets                                453,175                29,340
                                                       ---------             ---------
PROPERTY & EQUIPMENT (Note 1)

   Office equipment                                      103,231                28,833
   Leased equipment                                      177,653               209,751
   Machinery equipment                                 1,109,524               226,878
                                                       ---------             ---------
                                                       1,390,408               465,462
   Less:
     Accumulated depreciation - leased equipment        (165,255)             (130,111)
     Accumulated depreciation                           (282,495)              (28,491)
                                                       ---------             ---------
     Total Property & Equipment                          942,658               306,860
                                                       ---------             ---------
OTHER ASSETS

    Investments (Note 3)                                  36,885                     0
    Deferred Charges (Note 1)                             21,984                10,428
    Deposits                                              36,197                15,184
                                                       ---------             ---------
    Total Other Assets                                    95,066                25,612
                                                       ---------             ---------
     TOTAL ASSETS                                $     1,490,899         $     361,812




                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  December 31
                                                                  -----------
                                                          1999                  1998
                                                       ---------             ---------
CURRENT LIABILITIES
   Bank overdrafts                                       $     0         $       4,092
   Accounts payable                                      655,485               522,337
   Accrued expenses                                       83,933                     0
   Lines of credit (Note 5)                               89,323                98,471
   Unearned revenue (Note 1)                             102,356                23,542
   Current portion of long-term liabilities (Note 4)     665,355               102,517
                                                       ---------             ---------
     Total Current Liabilities                         1,596,452               750,959
                                                       ---------             ---------

LONG TERM LIABILITIES (Note 4)

   Unearned Revenue (Note 1)                                   0                17,948
   Notes payable (Note 4)                                562,245                 9,277
   Notes payable-related party (Note 4)                   75,000                31,300
   Capital lease obligations (Note 4)                     30,340                88,190
   Less current portion                                 (665,355)             (102,517)

     Total long term Liabilities                           2,230                44,198
                                                       ---------             ---------
     TOTAL LIABILITIES                                 1,598,682               795,157
                                                       ---------             ---------
STOCKHOLDERS' EQUITY

   Common stock, 50,000,000 shares
   of $.001 par value authorized,
   11,799,988 and 7,000,000 shares issued
   and outstanding                                        11,800                 7,000
   Additional paid in capital                          2,415,345                98,145
   Retained earnings                                  (2,534,928)             (483,676)
   Officer receivables                                         0               (54,814)
                                                       ---------             ---------
     Total Stockholders' Equity                         (107,783)             (433,345)
                                                       ---------             ---------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                         $     1,490,899          $    361,812
                                                       =========             =========

                       Worldwide Wireless Networks, Inc.
                    Consolidated Statements of Operations

                                                                              From
                                                                          inception on
                                          For the years                  August 1,1997
                                              ended                         through
                                           December 31                     December 31
                                     1999                1998                 1997
                                   ---------           ---------             ---------
    STOCKHOLDERS' EQUITY                         $     1,490,899          $    361,812

REVENUES                       $   1,980,203          $  841,841          $    271,841

COST OF SALES                        972,802             430,600               189,382
                                   ---------           ---------             ---------
GROSS PROFIT                       1,007,401             411,241                82,459
                                   ---------           ---------             ---------
SELLING EXPENSES                     616,022             158,592                68,827

BAD DEBT EXPENSE                      40,317              94,861                15,657

GENERAL &
 ADMINISTRATIVE EXPENSES           2,377,133             455,126               138,939
                                   ---------           ---------             ---------
TOTAL OPERATING EXPENSES           3,033,472             708,579               223,423
                                   ---------           ---------             ---------
OPERATING INCOME (LOSS)           (2,026,071)           (297,338)             (140,964)
                                   ---------           ---------             ---------
OTHER INCOME
   AND (EXPENSES)

   Loss on investment                (13,115)                  0                     0
   Miscellaneous income               34,829              19,410                 6,163
   Interest expense                  (46,895)            (51,455)              (18,692)
                                   ---------           ---------             ---------
     Total Other Income
           and (Expenses)            (25,181)            (32,045)              (12,529)
                                   ---------           ---------             ---------
INCOME (LOSS)
  BEFORE INCOME TAXES             (2,051,252)           (329,383)             (153,493)

PROVISION FOR
   INCOME TAXES (Note 1)                   0                 800                     0
                                   ---------           ---------             ---------
NET INCOME (LOSS)               $ (2,051,252)       $   (330,183)         $   (153,493)
                                   =========           =========             =========
NET INCOME (LOSS) PER SHARE     $       (.21)       $       (.05)         $       (.03)
                                   =========           =========             =========
WEIGHTED AVERAGE
    OUTSTANDING SHARES             9,883,325           6,440,000             5,880,000
                                   =========           =========             =========



                           Worldwide Wireless Networks, Inc.
                    Consolidated Statements of Stockholders' Equity
           From inception on August 1, 1997 through December 31, 1999 and 1998

                                                                                          Additional           Retained
                                                         Common Stock                      Paid in             Earnings
                                                   Shares             Amount               Capital             (Deficit)
                                               ----------            --------             ---------           ---------
Balance at inception on
   August 1, 1997                                       0        $          0         $           0       $           0

Shares issued to organizers for cash            5,880,000               5,880                (3,380)                  0

Net income (loss) for the period
   ended December 31, 1997                              0                   0                     0            (153,493)
                                               ----------            --------             ---------           ---------
Balance on December 31, 1997                    5,880,000               5,880                (3,380)           (153,493)

Shares issued for cash                          1,120,000               1,120               101,525                   0

Net income (loss) for the year
   ended December 31, 1998                              0                   0                     0            (330,183)
                                               ----------            --------             ---------           ---------
Balance on December 31, 1998                    7,000,000               7,000                98,145            (483,676)

April 1, 1999 - Reverse acquisition
  and reorganization adjustment                 4,199,988               4,200               995,800                   0

April 2, 1999 - Stock issued for cash
   and services valued at $2.00 per share         400,000                 400               799,600                   0

June 1999 Warrants issued for services                  0                   0               122,000                   0

December 1999 - Stock issued for
   cash at $2 per share          200,000              200             399,800                     0

Net income (loss) for year ended
   December 31, 1999                                    0                   0                     0          (2,051,252)
                                               ----------            --------             ---------           ---------
Balance on December 31, 1999                   11,799,988        $     11,800         $   2,415,345       $  (2,534,928)
                                               ==========            ========             =========           =========

                           Worldwide Wireless Networks, Inc.
                         Consolidated Statements of Cash Flows


                                                                                                   From
                                                                                              inception on
                                                              For the years                   August 1,1997
                                                                 ended                           through
                                                               December 31                     December 31
                                                        1999                  1998                 1997
                                                       -------               -------               -------
Cash Flows From Operating Activities

Net income (loss)                             $     (2,051,252)       $     (330,183)       $     (153,493)
Non-cash items:
   Depreciation & amortization                         321,246                97,736                26,362
   Bad debt                                                  0                94,836                15,657
   Loss on investment                                   13,115                     0                     0
   Stock and warrants issued for services              822,000                     0                     0
(Increase)/decrease in current assets:
   Accounts receivable                                (135,751)              (17,401)              (14,114)
   Accounts receivable-related party                    54,814               (39,486)              (18,853)
   Employee advance                                     (3,000)                    0                     0
   Prepaid expenses                                    (18,912)                3,263                (3,263)
   Deferred charges                                    (11,556)              (10,428)                    0
   Inventory                                          (129,861)                    0                     0
Increase/(decrease) in current liabilities:
   Bank overdraft                                       (4,092)                4,092                     0
   Accounts payable                                    133,148               336,665               128,317
   Accrued expenses                                     83,933                     0                     0
   Unearned revenue                                     60,866                41,490                     0
                                                       -------               -------               -------
     Net Cash Provided (Used)
         by Operating Activities                      (865,302)              180,584               (19,387)
                                                       -------               -------               -------
Cash Flows from Investing Activities

  Purchase of property and equipment                  (957,045)             (187,411)              (57,269)
  Cash paid for deposits                               (21,013)               (6,113)               (9,071)
  Cash paid for Investments                            (50,000)                    0                     0
                                                       -------               -------               -------
     Net Cash Provided (Used)
         by Investing Activities                    (1,028,058)             (193,524)              (66,340)
                                                     ---------               -------               -------

Cash Flows from Financing Activities

  Advances on line of credit                                98                 3,860                54,719
  Cash paid on line of credit                           (9,246)                    0                     0
  Cash from sale of stock                              500,000                72,645                32,500
  Cash received from debt financing                    633,468                     0                35,000
  Principal payments on long-term debt                 (94,649)              (64,519)              (35,538)
  Cash received in merger with Worldwide             1,000,000                     0                     0
                                                     ---------               -------               -------
     Net Cash Provided (Used)
         by Financing Activities                     2,029,671                11,986                86,681
                                                     ---------               -------               -------

    Increase/(decrease) in cash                        136,311                  (954)                  954

Cash and Cash Equivalents
     at Beginning of Period                                  0                   954                     0
                                                       -------               -------               -------
Cash and Cash Equivalents
     at End of Period                            $     136,311          $          0           $       954
                                                       =======               =======               =======


                             Worldwide Wireless Networks, Inc.
                           Consolidated Statements of Cash Flows
                                         (continued)


Supplemental Cash Flow Information:
  Cash paid for interest                         $      28,119          $     61,725           $     8,422
  Cash paid for income taxes                     $           0          $          0           $         0

Non-cash financing transaction:
  Purchase of equipment
       with lease obligations                    $           0          $     24,784           $   184,967
  Stock and warrants issued for services         $     822,000          $          0           $         0



NOTE 1 - Summary of Significant Accounting Policies

a.     Organization

The audited financial statements presented for December 31, 1999 and 1998,are those of Worldwide Wireless Networks, Inc. (formerly Pacific Link Internet, Inc.) (The Company). The Company was incorporated under the laws of the State of California on September 22, 1997, however operations began on August 1, 1997. The Company provides wireless internet access to business and individuals. The Company's headquarters are located in Orange, California.

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


NOTE 1 - Summary of Significant Accounting Policies (continued)

d.     Provision for Income Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $2,535,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2013. No tax benefit has been reported in the financial statements because the Company has yet to generate taxable income.

     Deferred tax assets and the valuation account is as follows at December 31, 1999 and 1998:

       Deferred tax asset:                 1999             1998
                                          -------          -------
       NOL carrryforward            $     861,900    $     163,000
       Valuation allowance               (861,900)        (163,000)
                                          -------          -------
       Total                        $           0    $           0
                                          =======          =======

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

NOTE 4 - Long-Term Liabilities

Long Term Liabilities are detailed in the following schedules as of December 31, 1999 and 1998:


Notes payable is detailed as follows:                      1999                1998
                                                         -------            --------
Note payable to an individual, payments due
monthly of $500 through July 2000, bears
interest at 7%, secured by equipment and
other assets.                                              3,777               9,277

Note payable to a corporation, payments due
monthly of $5,457 until paid in full, bears
interest at 12%, unsecured note                           58,468                   0

Note payable to a corporation, no monthly
payment, matures March 2000, bears interest
at 11%, guaranteed by an officer of the
Company and secured by business assets                   500,000                   0
                                                         -------            --------
Total Notes Payable                                      562,245               9,277
                                                         -------            --------
Notes payable related party is detailed as follows:

Note payable to a shareholder, non interest
bearing, due upon demand, unsecured note                 $     0        $     15,000

Note payable to a shareholder, non interest
bearing, due upon demand, unsecured note                       0              16,300

Note payable to a shareholder, no monthly
payment, payable on demand, bears interest
at 10%, unsecured note                                    25,000                   0



NOTE 4 - Long-Term Liabilities (continued)                        December 31,
                                                                  -----------
                                                           1999                1998
                                                         -------            --------
Note payable to a shareholder, no monthly
payment, payable on demand, bears interest
at 10%, unsecured note                                    50,000                   0
                                                         -------            --------
Total notes payable - related party                       75,000              31,300
                                                         -------            --------


Capital lease obligations are detailed in the following schedule as of
December 31, 1999 and 1998:
                                                           1999                1998
                                                         -------            --------
Capital lease obligation to a corporation
for antenna equipment, lease payments due
monthly of $710 through January 2001,
bears interest at 19.7%, secured by antenna
equipment.                                           $     8,815        $     13,790

Capital lease obligation to a corporation
for wireless equipment, lease payments due
monthly of $175 through May 2001,
bears interest at 18%, secured by
wireless equipment.                                        2,743               4,091

Capital lease obligation to a corporation
for wireless equipment, lease payments due
monthly of $1,244 through October 2000,
bears interest at 15.5%, secured by wireless
equipment.                                                17,567              23,689

Capital lease obligation to a corporation
for equipment, lease payments due monthly
of $1,248 through December 1999, bears
         interest at 32.5%, secured by equipment.          1,215              12,644

Capital lease obligation to a corporation
for equipment, lease payments due monthly
of $841 through October 1999, bears
         interest at 17%, secured by equipment.                0               7,792

Capital lease obligation to a corporation
for equipment, lease payments due monthly
of $721 through January 2000, bears
         interest at 19.4%, secured by equipment.              0               8,388



NOTE 4 - Long-Term Liabilities (continued)                        December 31
                                                                  -----------
                                                            1999                1998
                                                         -------            --------
Capital lease obligation to a corporation
for equipment, lease payments due monthly
of $545 through August 1999, bears
         interest at 19.2%, secured by equipment.              0               3,582

Capital lease obligation to a corporation
for equipment, lease payments due monthly
of $997 through December 1999, bears
         interest at 24.1%, secured by equipment.              0              10,532

Capital lease obligation to a corporation
for equipment, lease payments due monthly
of $680 through January 1999, bears
         interest at 24.1%, secured by equipment.              0                 667

Capital lease obligation to a corporation
for equipment, lease payments due monthly
of $338 through July 1999, bears
         interest at 19.1%, secured by equipment.              0               2,219

Capital lease obligation to a corporation
for equipment, lease payments due monthly
of $205 through April 1999, bears
         interest at 15.2%, secured by equipment.              0                 796
                                                         -------            --------
Total Lease Obligations                                   30,340              88,190
                                                         -------            --------
Total long term liabilities                              667,585             128,767

Less current portion of:
  Notes payable                                          562,245               5,526
  Notes payable - related party                           75,000              31,300
  Capital lease obligations                               28,110              65,691
                                                         -------            --------
Total current portion                                    665,355             102,517
                                                         -------            --------
Net Long Term Liabilities                            $     2,230        $     26,250
                                                         =======            ========


Future minimum principal payments on notes payable are as follows at December 31, 1999:

          2000                                                               637,245
                                                                            --------
          Total notes payable                                           $    637,245
                                                                            ========



NOTE 4 - Long-Term Liabilities (continued)

Future minimum lease payments are as follows at December 31, 1999:

          2000                                                                32,626
          2001                                                                 1,585
                                                                            --------
                                                                                   0
Less portion representing interest                                             3,871
                                                                            --------
Total                                                                   $     30,340
                                                                            ========


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


NOTE 7 - Commitments and Contingencies (continued)

The Company has an operating lease for roof space that could potential
ly scure up to three antennas.   The agreement calls for minimum
monthly payments for the initial antenna of $1,000 the first twelve months, $1,050 the next twelve months, $1,103 the following twelve months, $1,158 the next twelve months, and $1,216 for the remaining
twelve months of the sixty-month contract.   Each additional antenna
(limit of three total) will require monthly payments of $750 the first twelve months, $788 the next twelve months, $827 the following twelve months, $868 the next twelve months, and $912 the remaining twelve
months.   The lease began on October 1, 1998 and ends on September 30,
2003.

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

Future minimum operating lease payments are as follows at December 31, 1999:

       2000                    $          264,836
       2001                               265,473
       2002                               263,134
       2003                               216,578
       2004                                33,153
                                        ---------
       Total                   $        1,043,174
                                        =========

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

NOTE 7 - Commitments and Contingencies (continued)

       In November 1999, the Company entered into a purchase agreement with Adaptive Broadband Corporation(Adaptive).
The Company has agreed to purchase wireless telecommunications equipment from Adaptive.

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

The exercise price for each option shall be established by the Company Board of Directors. The exercise price per share for an Incentive Stock Option cannot be less than the fair market value of a share of stock on the effective grant date. The exercise price per share for a Nonstatutory Stock Option cannot be less than 85% of the fair market value of a share of stock on the effective date of the option.

As of December 31, 1999, there are 326,175 options granted, of which 33,216 are vested. Per FASB 123, the Company is not required to recognize compensation when the options vest since exercise price for all the options granted were at fair market value on the date of grant. No options are exercisable after the expiration of 10 years after the effective grant date.
The maximum number of shares to be issued under the plan is 1,000,000.


NOTE 8 - Employee Stock Option Plan (continued)

A summary of the option activity follows:
-----------------------------------------------------------------------------
                    Options Available  Options Outstanding   Weighted Average
                     for Grant                                Exercise Price

Granted                1,000,000            326,175                3.00
Exercised                      0                  0                   0
Cancelled / Forfeited          0                  0                   0
Balances, 12/31/99     1,000,000            326,175                3.00
-----------------------------------------------------------------------------

     Pro forma information regarding net income and earnings per share is rquired by SFAS N. 123. This information is required to be determined as if the company had accounted for its employee stock options granted during the year under the fair value method of that statement. The fair value of options granted in 1999 reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

     Expected life (in years)               10
     Risk-free interest rate               6.0%
     Volatility                             50%
     Dividend yield                          0%

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The company's pro forma information follows:

                                                       1999          1998
                                                    ---------       -------
     Pro forma net income                          (2,120,000)     (330,183)
     Pro forma basic earnings per share                  (.22)         (.05)

NOTE 9 - Reverse Acquisition and Reorganization

Effective April 1, 1999, Pacific Link Internet, Inc. (Pacific) (a private company) was acquired by Worldwide Wireless Networks, Inc. (Worldwide)
(a public company). Worldwide issued 7,000,000 shares to the shareholders of Pacific in exchange for all shares of Pacific, thus making it a wholly owned subsidiary of Worldwide. The agreement provides for the acquisition to be treated as a reverse acquisition, thus making Pacific the accounting survivor. Because the historical financial information in these financial statements prior to the reverse acquisition (April 1, 1999) is that of the accounting acquirer (Pacific), a forward stock split of 14 for 1 has been retroactively applied to show the effects of the 7,000,000 share issuance as though it happened ratably since inception of Pacific. The management of Worldwide resigned and the management and board of Pacific filled the vacancy.

In January 1999, $1,000,000 was advanced to the Company from investors as an investment. Of the 4,199,988 shares issued, 200,000 post merger shares were issued to the investors in relation to the $1,000,000 investment.



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

            Warrants        Exercise Price
            --------        --------------
             100,000      $ 3.00 per share
             100,000        4.00 per share
             200,000        5.00 per share
             -------
             400,000
             =======

NOTE 11 - Subsequent Events

On February 10, 2000, the Company entered an agreement to acquire all outstanding stock of Tarrab Capital Group, a Nevada corporation, with the issuance of 5,000 shares of the Company. Tarrab is an inactive public company with no assets and no revenues or operations for the year ended December 31, 1999.

NOTE 12 - Stockholders' Equity Transactions

During 1998, the Company issued 1,120,000 shares of common stock at $.10 per share for cash.

On April 1, 1999, the Company issued 7,000,000 shares in the reverse merger acquisition with Pacific Link Internet (See Note 9).

On April 2, 1999, the Company issued 400,000 shares of common stock for cash of $100,000 and services valued at $700,000.

In June 1999, the Company issued warrants to purchase stock at 3.00,
4.00 and 5.00 per share, valued at $122,000 (See Note 10).

In December1999, the Company issued 200,000 shares of common stock for cash of $400,000, at $2 per share, from a private investor.



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


PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information on directors of the registrant called for by this Its is incorporated by reference to the section entitled "Election of Directors and Management Information" in the Company's Proxy Statement for its 2000 annual shareholders meeting which will be filed with the United States Securities and Exchange Commission. The information on executive officers of the registrant called for by this Item is included herein in the section entitled "Executive Officers of the Registrant."


ITEM 11: EXECUTIVE COMPENSATION

      The following table shows compensation of our executive officers for our last completed fiscal year.

SUMMARY COMPENSATION TABLE

Annual Compensation

                               Fiscal      Annual                  Other
Name and Principal Position     Year      Salary ($)    Bonus   Compensation

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

Employment Contracts.

      On January 1, 1999, we amended our employment agreement with Mr.Tortrice. The agreement is for an initial term of five years, terminating on December
31, 2003. However, the agreement automatically renews for one year for the next four years after the initial term. Mr. Tortorice receives a salary of $98,000 per year. He has a $500 car allowance per month and will be reimbursed for expenses incurred on our behalf. We may terminate the agreement for cause, as defined in the agreement. Pursuant to the agreement, if we terminate the agreement we have agreed to buy back his original shares,
3,00 common shares, for $25 a share and we will distribute a pro rata share
of profits to each of them.   Mr. Tortorice may terminate the agreement by
giving us 30 days notice.

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


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
 OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our outstanding common stock of: (i) each person or group known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our executive officers,
(iii) each of our directors and (iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect total shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 11,799,988 shares of common stock outstanding and options and warrants exercisable within 60 days as of December 31, 1999.


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


Disputed Beneficial Ownership.

      In September 1998, Pacific Link entered into an option agreement with DFL Capital Partners, LLC. According to the agreement DFL Capital Partners, LLC was granted the option to buy 50,000 common shares at$0.10 per share.
The right to exercise the option vested immediately and remained exercisable for ten (10) years The amount of common shares subject to the options would adjust according to recapitalizations of Pacific Link. The parties to this agreement are currently in a dispute as to the application of this agreement to our common shares, and have filed a lawsuit in connection with such dispute, which is described in detail under the heading "ITEM 3: LEGA PROCEEDINGS" above. Depending upon the resolution of this dispute, we may have up to 700,000 common shares subject to these options and if the optionee exercises the options it may become a 5% shareholder.


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

      Dennis Shen, who formerly served as a Director of the Company, resinged from that position in February 2000 (See "Executive Officers of the Registrant"). He has continued to provide services to the Company under a Consulting Agreement, for which he receives cash compensation equal to $50,000 per year, and will be responsible for, among other things, monitoring the Pacific Bridge Net and Global Bridge E Net ventures on behalf of the Company. (See: "Business: Product Development").

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


Worldwide Wireless Networks, Inc.
----------------------------------
  (Registrant)

  By: /s/ Jerry Callazo, President
  ----------------------------------
  (Signature and Title)

 February 15, 2001
  ----------------------------------
  Date


In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature          Title                      Date



/s/                Chief Executive            February 15, 2001
Jerry Callazo      Officer

/s/
Jerry Callazo      President                  February 15, 2001
                   Chief Operating Officer