Form 10KSB
period 2000-12-31
WORLDWIDE WIRELESS NETWORKS INC
filed 2001-04-02
CIK 1095821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM             TO
                                                  -----------    ----------

                       COMMISSION FILE NUMBER  000-27989

                        WORLDWIDE WIRELESS NETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


     NEVADA                                                    88-0286466
(STATE OF OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)


                      770 THE CITY DRIVE SOUTH, SUITE 3700
                            ORANGE, CALIFORNIA  92868
                                 (714) 937-5500
    (REGISTRANT'S ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES
                         AND PRINCIPAL PLACE OF BUSINESS)


SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(B)  OF  THE  ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, PAR VALUE $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




              Title                      Shares Outstanding as of March 28, 2001

Common  Stock,  par  value  $.01                    15,325,754


     As of March 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $2,911,893.26.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                                  FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                Table of Contents


PART I

Item 1    Description of Business                                       Page  4

Item 2    Description of Property                                       Page  12

Item 3    Legal Proceedings                                             Page  13

Item 4    Submission of Matters to a Vote of Security Holders           Page  14

PART II

Item 5    Market for Common Equity and Related Stockholder Matters      Page  14

Item 6    Management's Discussion and Analysis or Plan of Operations    Page  18

Item 7    Financial Statements                                          Page  28

Item 8    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                      Page  28

PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act             Page  28

Item 10   Executive Compensation                                        Page  31

Item 11   Security Ownership of Certain Beneficial Owners and
          Management                                                    Page  31

Item 12   Certain Relationships and Related Transactions                Page  34

Item 13   Exhibits and Reports on Form 8-K                              Page  35

                                     PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Worldwide Wireless Networks, Inc. ("we", or "Worldwide") operates; technology changes; the competition we face; changes in our business strategy or development plans; the high leverage of Worldwide; our ability to attract and retain qualified personnel; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; it's our ability or the ability of our third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. We disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

ITEM  1:  DESCRIPTION  OF  BUSINESS

General
- -------

Worldwide Wireless Networks, Inc. was incorporated in the state of Nevada on June 10, 1992 as Second Investors Group, Inc. On June 19, 1998, Second Investors changed its corporate name to Progressive Environmental Recovery Corporation. On March 5, 1999, Progressive Environmental changed its corporate name to Worldwide Wireless Networks, Inc. We were originally organized as a "blank check" company and our purpose was to seek out investment opportunities in emerging technology companies. In early 1999, we identified a privately-held corporation, Pacific Link, Inc. ("Pacific Link"), which was engaged in the marketing and sale of wireless internet services in Southern California under the trade name Global Pacific Internet. We remained inactive until our reverse merger with Pacific Link Internet, Inc. in April 1999, through which we acquired all of the business assets of Pacific Link. (See: Item 6: Management's Discussion and Analysis or Plan of Operation- Reverse Merger Treatment.")

We are a networking solutions company which specializes in providing our customers with high-speed Internet access using our own wireless network. Other products we provide include direct service links, which are connections of a customer's computer network to the Internet via our wireless network, and frame relay connections, which are wired connections between a customer's computer and a router which sends the data to the desired end connection. We also provide web hosting and network consulting. We serve all sizes of commercial businesses, including the home office market.

We have a short operating history, and have experienced cumulative operating losses of $7,190,000 as of December 31, 2000, primarily due to continued investments we have made in an effort to expand our existing network. In an effort to gain profitability, we have postponed our earlier expansion plans for an indefinite period of time so that we can concentrate on enhancing our services in Orange County, California. We anticipate that we will be forced to continue to raise funds through the sale of debt and/or equity instruments, which may greatly dilute the percentage of ownership that our existing shareholders own of our company. If we are unable to access this capital, then we will be unable to achieve profitability as planned. Management has developed a cost reduction plan which is currently being implemented. This plan will allow us to focus on our efforts in Orange County, California, during the near-term.

Large scale commercial operations began in April 1999 and, as of December 31, 2000, we provided high-speed wireless services to approximately 280 commercial customers. Our high-speed wireless network currently serves approximately 85% of the Orange County, California area. Although we had began to expand into Los Angeles County, California, and other areas outside of California, we are in the process of terminating activities in those areas temporarily so that we can focus on enhancing our Orange County, California business, gain profitability and then resume our expansion plans. We deliver wireless services to our customers, ranging from 256Kbps to 100 Mbps, which are high speed Internet access options. We opened a co-location facility providing central office services to 12 customers as of December 31, 2000. To facilitate our market expansion we hired a direct sales force with support and management teams. We do not anticipate a reduction of our employees due to the move away from expansion, as our sales force will redirect all efforts to Orange County, California.

Our name, Worldwide Wireless Networks, was designed to indicate to customers and others our vision of providing our high-speed Internet access services through the development of an international network. We are a very young company, and to date our operations have been primarily focused on growing our Southern California customer base. With the exception of our investment in Bridge Technologies, described later in this prospectus, we have no current international operations or offices. As we mature, our business objective is to further develop our international operations, as we believe that the wireless technologies we provide are well-suited for the international marketplace. Due to a conflict with corporate names in California, Worldwide Wireless is doing business as "Global Pacific Internet" in California. We are reviewing what, if anything, can be done to resolve that conflict, while at the same time determining what actions we may be able to take to further protect the name Worldwide Wireless Networks in general. As of the date of this prospectus, we are not aware of any other conflict involving our name in any other jurisdiction, although there can be no guarantee that none exists or will not develop in the future.

We are incorporated under the laws of the State of Nevada. Our principal executive offices are located at 770 The City Drive South, Suite 3700, Orange, California 92868 and our telephone number is (714) 937-5500.

Worldwide  Wireless'  Products  and  Markets
- --------------------------------------------

WIRELESS  NETWORK

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

Our primary means of providing our wireless services is a wireless network consisting of an operations center, centralized base stations known as "points-of-presence", and distribution radios which connect to the end customer. We currently operate a wireless network which has been operational for approximately three years and cover an estimated 85% of Orange County, California. Starting from December 31, 1999, we were providing wireless services in Los Angeles County, California, but we are in the process of phasing out these operations so that we can focus our efforts on enhancing our services and business in Orange County, California. We currently rely on fifteen, fully-operational POPs, which are generally located on the tops of tall buildings. We negotiate long- term site licenses for each POP location.

The typical POP site consists of one indoor/outdoor equipment cabinet (62" H x 23" W x 34" D) and an array of four to eight small sectional antennas (42" H x 4" W). The sectional antennas can be painted any color to match existing surroundings. There is no roof penetration, and once the system is installed there are minimum inspections. We pay for all costs associated with the installation and our unit requires a single phase 110 volt outlet for power.

As part of our network expansion and in the course of normal operations, we are negotiating to expand our rights associated with the current POP locations as well as acquire additional point-of-presence locations. Management believes that the current market for these facilities is sufficient to meet our needs, and that they are reasonably priced; however, the ability to acquire and maintain these rights is, and will continue to be, a material factor in our success.

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

Our wireless network has been designed to provide our customers with flexible, rapidly-installed and reliable high-speed internet connectivity. For example, during the Panasonic Shock Wave Beach Games in August of 1999 we established a temporary wireless system which provided Internet access to the participants on the beach. We are able to install the necessary equipment at a customer's business within two to five days. Actual installation of a wireless system may take as little as four hours. Installation and incorporation into our wireless network can be accomplished as fast as within 48 hours following a signed service order. This can be accomplished when we rely on installation scheduling and preparation prior to contract signing. However, we generally plan for a three week time period for completion of installation. We manage our network traffic by using routing equipment that measures and controls packet flows (data bundled for transmission) and we install equipment with performance levels that meet or exceed those required by the customer.

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

We operate on a combination of licensed frequencies of 23 Ghz and unlicensed frequencies in the 2.4 Ghz ISM bandwidth, 5.8 Ghz ISM bandwidth, and 5.2 Ghz UNII bandwidth ranges. Ghz, (giga hertz) is a measurement of electromagnetic energy which is equivalent to one "wave" or cycle per second. The bandwidth range determines whether federal licensing is required. Some frequencies must be licensed by the U.S. Federal Communications Commission, whereas unlicensed frequencies are part of the radio spectrum that the general public may use for personal radios. The licensing required is determined on a site-by-site basis, depending on the distance and type of network link. Reliability is achieved through redundant radio links and wired line back-up. Security is provided through spread spectrum radio links and encryption, among other standard security measures. Our radio modem transmits data by a microwave frequency which changes 32 times a second. During our initial three years of operations we experienced no significant weather interference, nor did we expect to, since the low frequencies which we use are rarely affected by weather conditions (other than hail). We are not sure how a wireless network in geographical areas with more severe weather than Southern California would be affected, but management does not believe that weather conditions will pose a significant factor to our ability to provide high-quality wireless services.

PRINCIPAL  SERVICES

High-speed  Internet:  We  offer  connections to the Internet at speeds from 128
- --------------------
kbps to 100 Mbps. This service provides always-connected, secure access for all sizes of commercial businesses. These connections are primarily supported by our wireless network with the balance of customers being served by leased T-1 circuits. We enhance our service by balancing and distributing our traffic across our upstream connections, which include Digital Broadcast Networks, Savis, and Exodus networks. As of December 31, 2000, we had approximately 280 high-speed wireless customers.

Dial-up  Internet  Access:  As of December 31, 2000, we did not provide Internet
- -------------------------
access to Internet users using dial-up connections. This service was previously marketed to the general public throughout Orange County and to our commercial customers to support work-at-home, remote server access, and other business applications. As of August 31, 2000, we have divested our dial-up division because we felt the cost of operating this service exceeded the revenue value it did, or would in the future, provide to us.

Data Center Services: We offer web hosting, web site development and co-location
- --------------------
services to our customers. Our co-location service allows a customer located outside our wireless network to physically place a computer connected to the customer's network in a secure facility with a high-speed physical connection to the Internet. As of December 31, 2000, we provided these services to approximately 292 customers.

Network  Consulting:  We  offer  design  and implementation services for private
- -------------------
wireless networks and consulting services to develop network hardware components. As of December 31, 2000, we provided these services to approximately 11 customers, representing 3% of our total revenues for that fiscal quarter.

BUSINESS  AND  OPERATING  STRATEGIES

Our historical sales have resulted from domestic operations primarily located in Orange County, California. This area has a high concentration of technology-oriented businesses that represent our prime targeted customers due to their need for high-speed Internet access. By focusing our efforts on our Orange County, California customer base, our management believes that we can utilize our existing network assets, brand equity, central facilities, administration, and technical resources to efficiently grow our business and become profitable.

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

At the local level, we advertise in general print media and through publications targeted at the information professional. During late 1999 we established an e-commerce site, www.airwaveproducts.com, to sell wireless network equipment to enterprise customers and Internet service providers. Although no revenues were generated from this site during fiscal years 1999 and 2000, management believes that in the future an increasing percentage of our revenues will be attributable to the sale of products and services over the Internet.

Our backlog results from the difference in timing between a firm customer order and the installation of all services ordered by the customer. In general, our target interval for installation is three weeks. As of December 31, 2000, we estimate that our revenue from contracts for services ordered but not yet filled to be approximately $120,000, of which approximately $10,000 represents recurring monthly revenue, and the rest represents one-time revenue from the sale of equipment.

COMPETITION

Our market is crowded with companies which provide both wired and wireless Internet networks and Internet access to businesses and individuals. We face competition from existing network and Internet service providers, most of whom have financial resources, brand recognition, work coverage, technical resources, and sales forces much larger than ours. These providers may have substantial financial and technical resources directed at the same markets served by us. As a result, from time to time, we may need to adjust the pricing of our products, expend more funds to acquire customers and may experience higher customer attrition. In addition, we need to be able to compete successfully with the larger and more established companies that already provide Internet service.

In the wireless market we compete with, among others, Teligent, Inc., Winstar Communications, Inc., and NEXTLINK Communications, Inc., each of which offers wireless directional, high-speed network services; Pacific Bell, AT&T, World Com, Qwest, Cox Communications, Sprint and similarly situated telecommunications companies, which offer Internet products as stand-alone products or in a bundle with telecommunications, network services, or wide-area networking; and companies like Covad and Rhythms Net Connections, which are representative of service providers who provide high-speed network facilities primarily by using state-of-the-art modems in conjunction with the facilities of incumbent local exchange carriers.

Similarly, we compete with Time Warner, @Work, and other cable television companies which have converted cable television coaxial lines to support bi-directional, high-speed network services, and we also compete with Internet-dedicated access companies, like Verio, Concentric, and Level 3, which specialize in Internet protocol products that include data center services, web hosting, virtual private networking, network consulting, and related products and services.

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

                               PRINCIPAL SUPPLIERS

Our principal suppliers provide hardware and software that is incorporated into our networks. While no single vendor represents a majority of capital spending, network performance depends on the operation and support of these products. We rely on third-party vendors for equipment, upstream bandwidth, operational software, and product support. We currently rely on six vendors for our equipment and four vendors for upstream bandwidth access. Our product availability and network performance may be diminished when and if these providers limit the availability of service, delay product, or deviate from our expectations for performance. However, management believes these vendors could be replaced within approximately 60 days should that become necessary in the future. Our agreements with our customers typically require specific performance on our part for financial, service, or operational actions, and any failure in our performance due to a vendor's non-performance could result in penalties and/or increased costs of operation for us. As is customary in the industry, damages owed by a company for failure to provide bandwidth are generally limited to service credits for the circuits affected.

In November 1999, we entered into a contract to purchase wireless telecommunications equipment from Adaptive Broadband Corporation. Pursuant to the agreement we have committed to purchase 2,624 units, 5,120 units and 7,760 units during the first, second and third years of the agreement, respectively. We terminated this agreement on February 15, 2001 and have returned equipment that we acquired pursuant to the contract. This will result in a reduction both in inventory and accounts payable of approximately $1,485,240 in the first quarter of 2001.

Trademark,  License  and  Intellectual  Property
- ------------------------------------------------

Our primary service mark in our service area of Orange County is Global Pacific Internet, because the name Worldwide Wireless was not available to us as a corporate name from the Secretary of State of California. We are currently seeking trademark protection for both "Global Pacific Internet" and "Worldwide Wireless Networks." To the extent we succeed in obtaining a federal trademark for "Worldwide Wireless Networks," we may be able to enforce our right to use that trademark as our corporate name in California, but there can be no assurance that we will ever be able to do so. The success of our business depends in part on brand recognition, trade secrets, network hardware, and software which may be proprietary or purchased from third-parties. We rely upon a combination of licenses, confidentiality agreements and other contractual covenants, as well as the statutory protections of the California Trade Secrets Act to establish and protect our technology and other intellectual property rights. Although we do not believe that our intellectual property infringes on the rights of any other party, third-parties may in the future assert claims for infringement which may be successful and/or require substantial resources to defend. Other than in California, we have no knowledge of any condition or circumstance which would cause a conflict with our trademark or name in any jurisdiction, although there can be no assurance that a condition or circumstance of this type does not exist, or will not develop in the future.

As of December 31, 2000, we held twelve (12) FCC private operational fixed microwave radio station licenses. (See: Item 1: Government Regulation below). These licenses have a term of ten years, the first of which will expire in July 2009. The importance of having FCC licenses to companies like ours is that it establishes superior rights as against third parties to provide our services using the frequencies and in the locations for which these licenses are granted. We intend to continue to apply for these licenses as our business and operations expand.

Product  Development
- --------------------

We conduct research and development as an incidental activity to our ordinary operations. Therefore, we have not spent any material amount for research and development during the past two fiscal years.

In May of 1999 we entered into a joint venture with Bridge Technology, Inc. Pursuant to the agreement, we agreed to provide our know-how and contributed $50,000 toward the capitalization of Pacific Bridge Net, a subsidiary of Bridge Technology. The mission of Pacific Bridge Net is to design, develop (patent and copyright), market and sell various devices required to provide high speed broadband wireless access to the Internet backbone infrastructure. We own a 20% interest in the venture, and will have the right to sell any radio equipment that is developed through the venture in the United States. As of December 31, 1999, the amount of this investment was reduced to $36,885, resulting from our 20% allocation of the losses reported by Pacific Bridge Net for fiscal year 1999. Pacific Bridge Net has finished an engineering prototype of a wireless radio with a built-in firewall and integrated router (which may eliminate the need for a proxy server or complicated network configuration), and has been testing it for a period of approximately 12 weeks for reliability and stability in real wireless network deployment. The formal agreement was terminated by mutual consent as of July 1, 2000, however we continue to make sales of equipment through Global Bridge E Net for use both in the U.S. and Asia.

Government  Regulation
- ----------------------

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

EMPLOYEES

We currently have a total of 25 full-time employees. These individuals bring us expertise in various aspects of sales, engineering, customer service, finance and network operations. The majority of our employees are based in Orange County, California. We believe we have good relations with our employees, and none are covered by any collective bargaining agreement.

ITEM  2:  DESCRIPTION  OF  PROPERTY

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

As of December 31, 2000, we leased two office spaces in Irvine, California. The first office space, located at 5 Park Place, is 1,062 square feet and housed our sales agents. We subsequently modified the lease to rooftop access only, and we do not occupy any office space. The second office space is located at 8001 Irvine Center Drive, and is subleased to a computer consulting company for the cost of the lease (which is approximately $4,021 per month. We opened a sales office in Lo Angeles County, California, that comprises 1,993 square feet and is located at 5933 Century Boulevard, Los Angeles, CA. The lease for that office has a five year term, expiring in March 2005. Monthly rent is $2,889.85 for the first thirty months of the lease, escalating to $3,089.15 for the remainder of our lease term.

ITEM  3:  LEGAL  PROCEEDINGS

Except as disclosed below, we are not involved in any material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject:

Pacific  Industrial  Partners
- -----------------------------

We signed a convertible debt proposal on January 6, 2000, as amended, in which Pacific Industrial Partners, LLC ("PIP") proposed to finance up to $2.5 million dollars through the purchase of convertible notes at eight percent interest (with an option to purchase up to $3 million dollars in additional notes). Under this proposal, the conversion price was to be $2 per share for the initial notes, and 50% of the average closing bid price for the 5 trading days prior to conversion for the additional notes if PIP exercised its option. In addition, PIP agreed to grant rooftop rights to us under purportedly favorable leasing agreements. The proposal was subject to completion of due diligence by PIP, the deposit of $100,000 of earnest money into escrow by PIP, the negotiation and execution of final legal documents and agreements between PIP and us, the receipt of an opinion of counsel, and our obtaining all legally-required consents to the transaction, including the approvals of our shareholders and Board of Directors.

Upon receipt of the proposed legal documentation from PIP, much of which contained terms and conditions not in the original proposal letter, and which management and our Board of Directors viewed as onerous to our company and its existing shareholders, our legal counsel notified PIP's counsel, at the direction of our board, that the board could not vote in good faith to accept the new transaction terms as proposed without breaking the fiduciary duties owed to its shareholders. On July 12, 2000, a lawsuit was filed in Orange County Superior Court against us and some of our officers, directors and shareholders by PIP for breach of contract; breach of the implied covenant of good faith and fair dealing; promissory estoppel; and interntional interference with existing contract.

We are currently in settlement negotiations with PIP to resolve this dispute and avoid further litigation.

Sean  Loftis  and  1st  Universe
- --------------------------------

We entered into an agreement with Mr. Loftis whereby we would provide wireless internet services to customers located by Mr. Loftis, and with whom Mr. Loftis would enter into contracts to provide wireless internet services. Mr. Loftis received a profit to the extent that the fees charged by him to his customers exceeded the fees charged to him by us. On January 30, 2001, we terminated the agreement, and we were subsequently sued by 1st Universe and Mr. Loftis for breach of contract, breach of the implied covenant of good faith, and interference with contract, among other things. Mr. Loftis alleges that we breached the agreement by terminating internet access services on short notice and entering into new contracts with his customers. We dispute all of Mr. Loftis' allegations and are actively litigating against his claims.

ITEM  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM  5:  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Market  Information
- -------------------

Our common stock is traded over-the-counter and quoted on the Over the Counter Electronic Bulletin Board under the symbol "WWWN." The following table represents the range of the high and low bid prices of our stock as reported by the NASDAQ Trading and Market Services for each fiscal quarter beginning with the first quarter of 1999 and ending with the fourth quarter of 2000. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Year   Quarter                   High          Low
        ------  -----------------        ------        ------
          1999  First Quarter              4.00          4.00
          1999  Second Quarter             6.00          0.41
          1999  Third Quarter              4.75          2.88
          1999  Fourth Quarter             4.00          2.50
          2000  First Quarter              9.56          4.50
          2000  Second Quarter             7.85          3.19
          2000  Third Quarter              3.56           .85
          2000  Fourth Quarter             1.69          0.25

We have 1,225,000 common shares subject to the exercise of warrants. Approximately 8,400,000 shares of our outstanding common stock are subject to the resale limitations of Rule 144. Additionally, we have filed a registration statement with the SEC that has been amended (Number 333-57108) and is currently under review by the SEC. In this amended registration statement, we are registering up to 17,562,500 shares of common stock pursuant to our agreements with Trinity Capital Advisors, Inc. and AMRO International, S.A.

Use  of  Proceeds  from  SB-2/A,  declared  effective  February  12,  2001
- --------------------------------------------------------------------------

On February 12, 2001, the SEC declared effective our registration statement (Number 333-42774) in which we registered 11,970,060 shares of common stock to the following selling stockholders: Whitsend Investments, Ltd., AMRO International S.A., Trinity Capital Advisors, Inc., Columbia Financial Group, Inc., Technology Equity Fund Corp., The Oxford Group, Inc., and Schumann & Associates. The selling stockholders will receive all of the proceeds from the sale of the shares of common stock offered under this prospectus. We will not receive any of the proceeds from the sale of shares of common stock by the selling stockholders. Some of the shares of common stock included in that prospectus will come from the exercise of warrants. We may receive proceeds from the exercise of the warrants should the holders choose to exercise them, in their sole discretion. The selling stockholders have no obligation to exercise or convert their securities, and Worldwide Wireless may never receive any additional proceeds from them. Any proceeds we do receive from them will be contributed to working capital and will be used for general corporate purposes.

Holders
- -------

As  of  December  31,  2000,  we  had  approximately 118 stockholders of record.

Dividends.
- ---------

We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent  Sales  of  Unregistered  Securities;  Use  of Proceeds from Unregistered
- --------------------------------------------------------------------------------
Securities
- ----------

Below is a list of all of the private transactions for the sale of unregistered securities made by Worldwide Wireless for the period January 1, 2000 through December 31, 2000:

On January 5, 2000 we issued 250,000 restricted common shares to Pacific First National Corp., Inc. in consideration of $500,000.00. The issuance of these shares was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

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

Subsequent to the close of the first quarter, Worldwide Wireless awarded 915 shares to Robert P. Kelly, Jr. and Mimi Grant, joint owners of Southern
California Technology Executive Network in compensation for its membership in that organization. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

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

On June 19, 2000, we entered into a Private Equity Line of Credit Agreement with Whitsend Investments Limited, one of the selling shareholders. The terms of the agreement allow for periodic draw downs of the funding at the discretion of Worldwide Wireless Networks, Inc., the Investor is committed to purchasing up to $20,000,000 of our common stock and 125,000 warrants. Worldwide Wireless Networks, Inc. registered the investor securities in its prior SB-2 filing.

On June 28, 2000, we issued 300,000 restricted common shares to Bridge Technology, Inc. ("BTI") valued at $4.00 per share in consideration of the issuance of 150,000 BTI unrestricted common shares valued at $8.00 per share. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

On July 10, 2000, we issued 5,000 shares of common stock to Triton West Group, Inc. in consideration for services rendered to us in advising us as to the structure of, and helping us identify institutional purchasers of, our convertible debentures and warrants. A copy of the Convertible Debenture and Warrant Purchase Agreements, which references the involvement of Triton West Group, Inc. in that transaction, were filed as exhibits to the Form SB2 Registration Statement filed on August 1, 2000. Based upon our assessment of the value of the services provided to us, and the market value of our stocks at the time of the transaction, we have valued the shares given to Triton West Group, Inc. at $15,000 in the aggregate. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

On July 12, 2000, we agreed to issue warrants to Columbia Financial Group, Inc. in consideration for services rendered on our behalf. The warrants are exercisable for an aggregate of 600,000 common shares. The services which Columbia Financial Group, Inc. performed for us involved the preparation and dissemination to our shareholders, the media and others, information concerning Worldwide Wireless and our activities. Based upon our negotiation of, and entry into some agreements with, other companies providing or offering to provide these services to us for only cash, as well as our understanding of which Columbia Financial Group, Inc. charges to other clients in cash for the same type of services, we value the service provided to us by Columbia Financial Group, Inc. at approximately $10,000 per year of service. The issuance of these shares was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

On July 19, 2000 we issued 125,000 restricted common shares to Technology Equity Fund Corp. in consideration of $250,000 in cash. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

On January 31, 2001, we entered into a Settlement Agreement with Sinclair Davis Trading Corporation whereby, in exchange for services rendered to Worldwide Wireless, Sinclair Davis will receive 262,500 shares of common stock. Sinclair Davis is a selling stockholder in this registration statement.

In each of the private transactions above referenced above, we believe (and have received investor representations to the effect that) each purchaser:

- -    was  aware  that  the  securities  had  not  been  registered under federal securities  laws;
- -    acquired the securities for his/her/its own account for investment purposes of  the  federal  securities  laws;7
- -    understood  that  the  securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and
- -    was  aware  that  the  certificate representing the securities would bear a legend restricting its transfer. We believe that, in light of the above, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections
     3(b) and 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

ITEM  6:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

PLAN  OF  OPERATION.
- -------------------

During fiscal year 2001, we plan to focus our efforts on establishing profitability within Orange County, California. We have modified our previous business plan of that called for a concentration on expansion, and we will instead be emphasizing our efforts in further developing our operations in Orange County, California.

We currently do not generate sufficient cash flows to support our current operations. The revenue generated from our operations can only fund approximately 60% of our current operational related expenses and current debt obligations. In order for us to meet our cash requirements over the next twelve months, cost reduction measures must continue to be implemented, sales must increase, and additional funding must be obtained either from our $20,000,000 equity line, other private investments, and/or the continued funding from Esyon Corporation.

We  are  not  currently  engaged  in  any  product  research  and  development.

We currently have approximately $ 200,000 of excess Adaptive Broadband equipment that we are in the process of disposing at a discount.

We  also  do not anticipate a significant change in the number of our employees.

OVERVIEW.
- --------

We are a networking solutions company that provides high speed Internet access using our own wireless network, frame relay circuits, data center services and network consulting. Since April 1999 we have had large-scale commercial operations and have developed a commercial customer base, a direct sales force and have expanded our wireless network. Our primary market is currently Orange County, California, where we operate our wireless network. We initiated limited operations in Los Angeles County, California during late fiscal year 2000. Since inception we have operated at a net loss, due primarily to our investment in expanding our network coverage. Management believes that efforts to continue expansion will result in additional losses from which recovery will be difficult. Therefore, we have temporarily discontinued our expansion efforts beyond our existing Orange County operations. We plan to resume expansion efforts after we have established profitability in Orange County. There can be no assurance that we will be able to access either debt or equity capitalization in sufficient amounts or on acceptable terms to continue to fund operations and continue growth of our customer base. We have received a term sheet from one of our existing investors, Esyon Corporation, indicating a willingness to provide additional debt and/or equity capitalization as may be determined between us from time to time as our financial needs arise. We are currently in the process of reviewing the terms and conditions and expect to enter into an agreement with

Esyon within the second fiscal quarter of this year. Additionally, we have a $20,000,000 equity line with Whitsend Investments Limited that may be utilized on an as-needed basis with certain limitations. If we were unable to access this capital, or any other capital for current operations, then we would be unable to continue our operations.

Revenues.  We  generate  revenues  primarily  through  the  sale of annuity-like
- --------
service contracts with customers, the sale and installation of wireless networks, and network consulting including sales of networking equipment. We recognize revenues when services are completed. We believe that growth in revenue will come from additional penetration in markets currently served by existing networks, expansion of complimentary product lines to existing and new customers, and geographic expansion using currently deployed technologies. We have spent, and intend to continue to spend, significant resources on these activities.

Cost  of  Sales.  Cost  of sales consists of third-party network usage and other
- ---------------
outsourced service costs, cost of equipment sold, and the cost of roof rights. Third-party network costs are expensed in the period when services are rendered and are generally proportional to the number of customers. We do not currently anticipate that inflation will have a material impact on our results of operations.

Sales  and  Marketing.  Sales  and  marketing  expenses  include salaries, sales
- ---------------------
commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party sales agents, marketing and sales support functions. In an effort to increase our revenues, user base and brand awareness, we expect to increase significantly the amount of spending on sales and marketing over the next year. Marketing costs associated with increasing our user base, which to date have been minimal, are expensed in the period incurred.

General  and  Administrative.  General  and  administrative  expenses  include
- ----------------------------
salaries, employee benefits and expenses for our executive and finance personal, depreciation of network equipment, technical staff costs, legal, and human resources personnel. Investment in network equipment is related primarily to geographic network expansion and incremental customer installations, which result in increased depreciation expense in future periods. In addition, general and administrative expenses include fees for professional services and occupancy costs. We expect general and administrative expenses to increase in absolute dollars as we continue to expand our administrative infrastructure to support the anticipated growth of our business, including costs associated with being a public company.

REVERSE  MERGER  TREATMENT.
- --------------------------

Effective April 1, 1999, Pacific Link Internet, Inc. (Pacific) (a private company) was acquired by Worldwide Wireless Networks, Inc. (Worldwide) (a public company). Worldwide issued 7,000,000 shares to the shareholders of Pacific in exchange for all shares of Pacific, thus making it a wholly owned subsidiary of Worldwide. The agreement provides for the acquisition to be treated as a reverse acquisition, thus making Pacific the accounting survivor. Because the historical financial information in these financial statements prior to the reverse acquisition (April 1,1999) is that of the accounting acquirer (Pacific), a forward stock split of 14 for 1 has been retroactively applied to show the effects of the 7,000,000 share issuance as though it happened ratably since inception of Pacific. The management of Worldwide resigned and the management and board of Pacific filled the vacancy.

In January 1999, $1,000,000 was advanced to Worldwide Wireless from investors as an investment. Of the 4,199,988 shares issued, 200,000 post merger shares were issued to the investors in relation to the $1,000,000 investment.

RECENT  DEVELOPMENTS.
- --------------------

On October 27, 1999, we entered into a contract to purchase wireless telecommunications equipment from Adaptive Broadband Corporation. Pursuant to the agreement we committed to purchase 2,624 units, 5,120 units and 7,760 units during the first, second and third years of the agreement, respectively. Units consist of subscriber units or access points. Subscriber units refer to individual customers and access points refer to POPs. The agreement may be terminated by written notice from either party for occurrence of several specific events, notably, if either party is not satisfied with the performance of the other party. On February 15,2001 an agreement was reached with Adaptive Broadband Corporation to terminate the purchase contract and return certain equipment previously acquired which was accomplished in the first quarter of 2001. This will result in a reduction in both inventory and accounts payable of approximately $1,485,240 in the first quarter of 2001.

In May of 1999 we entered into a joint venture with Bridge Technology, Inc. Pursuant to the agreement, we have agreed to provide our know how and have contributed $50,000 toward the capitalization of Pacific Bridge Net, a subsidiary of Bridge Technology. The mission of Pacific Bridge Net is to design, develop (patent and copyright), market and sell certain devices required to provide high speed broadband wireless access to the Internet backbone infrastructure. We owned a 20% interest in the venture, and will have the right to sell any radio equipment which is developed through the venture in the United States. Pacific Bridge Net has ceased product development. As of December 31, 1999, the amount of this investment was reduced to $36,885, resulting from our 20% allocation of the losses reported by Pacific Bridge Net for fiscal year 1999. As of December 31, 2000, the company contributed their 20% investment back to Bridge Technology, Inc and recorded a loss on investment of $36,885.

On June 28, 2000, Worldwide Wireless issued 300,000 shares of its common stock valued at $1,200,000 to Bridge Technology, Inc. in exchange for 150,000 shares of Bridge Technology, Inc. stock valued at $1,200,000 based on the quoted stock prices on the market at the time of exchange. As of December 31, 2000, Worldwide Wireless recorded $400,000 of unrecognized losses on this investment, an investment available for sale, in accumulated comprehensive income in equity. The aggregate fair market value of Bridge Technology, Inc was $300,000. A loss of $500,000 has been recognized due to management's determination that this portion of the decline in value is permanent.

In the first fiscal quarter of 2000, we continued our expansion into Asia by entering into an agreement with Esyon Corporation (formerly Global Bridge E
Net), a company formed to develop and deploy an Asynchronous Transfer Mode (ATM) wireless network in Asia, pursuant to which we will receive 10% of the gross revenues generated by Esyon, and have the opportunity to invest in the purchase of 20% of the initial equity of that company.

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

On April 17, 2000, Worldwide Wireless awarded 915 shares to Robert P. Kelly, Jr. and Mimi Grant, joint owners of Southern California Technology Executive Network in compensation for its membership in that organization. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

On May 15, 2000 we issued 100,000 restricted common shares to The Oxford Group, Inc. in consideration of $350,000 in cash. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

On May 25, 2000, we issued 144,887 shares of common stock for cash of $500,000 at $3.45 per share, from a private investor on June 30, 2000. We subsequently recalled the shares and the $500,000 was rolled into an agreement to sell $1,000,000 of convertible debentures and warrants to AMRO International, S.A. and Trinity Capital Advisors, Inc. A condition of the purchase is that we must register the shares of common stock underlying these debentures and warrants with the SEC. These investors are selling stockholders in this registration statement. (See Item 6: Subsequent Events below) The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

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

Whitsend Investments Limited, a British Virgin Islands corporation, entered into a Private Equity Line of Credit Agreement with us, dated as of June 19, 2000, for the future issuance and purchase of shares of our common stock. The purpose of this agreement is to provide Worldwide Wireless with the ability to access and draw down funds when we need them for working capital, up to the maximum amount of $20 million, under the conditions specified in the agreement. Under that agreement, Whitsend Investments Limited has committed to purchase up to the $20 million worth of shares of our common stock over a three-year period. Once every 15 trading days we may request a draw of up to $500,000 of that amount.

On July 10, 2000, Worldwide Wireless Networks, Inc. issued 5,000 shares of common stock for services valued at $15,000. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

On July 12, 2000, we agreed to issue warrants to Columbia Financial Group, Inc. in consideration for services rendered on our behalf. The warrants are exercisable for an aggregate of 600,000 common shares. The services which Columbia Financial Group, Inc. performed for us involved the preparation and dissemination to our shareholders, the media and others, information concerning Worldwide Wireless and our activities. Based upon our negotiation of, and entry into some agreements with, other companies providing or offering to provide these services to us for only cash, as well as our understanding of which Columbia Financial Group, Inc. charges to other clients in cash for the same type of services, we value the service provided to us by Columbia Financial Group, Inc. at approximately $10,000 per year of service. The issuance of these shares was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

On July 19, 2000, Worldwide Wireless issued 125,000 shares of common stock for cash of $250,000 at $2.00 per shareThe transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

LIQUIDITY  AND  CAPITAL  RESOURCES.
- ----------------------------------

Since Pacific Link's inception, it has financed its operations primarily through the private placement of equity securities, loans, leasing arrangements, cash-flow from operations and the merger completed with Worldwide Wireless in April 1999. As of December 31, 2000 cash reserves totaled $121,329 with total current assets of $2,563,519.

We have posted operating losses since inception. Our long-term debt was $1,100,000 as December 31, 2000. Our current liabilities for that same date were $5,251,413 of which $1,663,080 accounts for the current portion of, our long term liabilities discussed above, and $3,099,153 is attributable to current accounts payable. We anticipate a reduction of approximately $10,798 in March 2001, due to the expiration of certain capital lease obligations. We have paid interest rates ranging from 15.5% to 32.5%, or an average of 21.7%, on such obligations as a new company without a credit history.

As of December 31, 2000, our principal commitments consisted of office, roof-rights payments, and equipment leases. Future minimum principal payments on notes payable were approximately $1,752,282 in 2001, $100,000 in 2002, and $1,000,000 in 2003. Future minimum capital lease payments were $10,798 through 2001. Future minimum operating lease payments at December 31, 2000 were $1,344,538. with payments due through the end of fiscal years 2001 and 2002 of $463,953 and $404,014, respectively.

The consolidated cash flows show net cash used for our operating activities for the fiscal year ended December 31, 2000 was $2,277,252. Net cash used for operating activities consisted primarily of net operating losses and network asset purchases. Net cash provided by our financing activities was $3,189,560 during the same period. Net cash provided by financing activities was principally attributable to the sale of debt and equity securities.

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

Worldwide Wireless' current business plan concentrates on the continued development of our Orange County, California network and expansion of our customer base to achieve a positive operational cash flow, which is a modification to our business goals as of December 31, 2000. We have recently curtailed our expansion in Los Angeles County as described above.

Whitsend Investments Limited, a British Virgin Islands corporation, entered into a Private Equity Line of Credit Agreement with us, dated as of June 19, 2000, for the future issuance and purchase of shares of our common stock. The purpose of this agreement is to provide Worldwide Wireless with the ability to access and draw down funds when we need them for working capital, up to the maximum amount of $20 million, under the conditions specified in the agreement. Under that agreement, Whitsend Investments Limited has committed to purchase up to the $20 million worth of shares of our common stock over a three-year period. Once every 15 trading days we may request a draw of up to $500,000 of that amount. If we elect to receive any of these funds, we will fix a specific date on which to calculate the appropriate price to charge Whitsend Investments Limited for our shares. This price will be calculated using a formula based on the average trading price of our common stock for the five-day period starting two days before the calculation date and ending two days after it. Each draw must be for at least $75,000. Once the relevant average trading price for that period is calculated, Whitsend Investments Limited receives a discount on the purchase of our shares equal to twelve percent of this amount

We have investigated the availability, source and terms for external debt financing and are exploring options which may be available to us. However, we cannot assure that we will be able to obtain such financing on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the repayment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

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

During fiscal year 2001, we plan to focus our efforts on establishing profitability within Orange County, California. We have modified our business goal of concentrating on expansion, and will enhance our services.

RESULTS  OF  OPERATIONS.
- -----------------------

The following table sets forth selected consolidated statements of operating data as a percentage of total revenues:

                                        Year Ended

                                 Dec 31     Dec 31      Dec 31       Dec 31,
                                  1997       1998        1999         2000
                               ---------  ---------  -----------  -----------
Revenues. . . . . . . . . . .  $271,841   $841,841   $1,980,203   $3,351,878

AS A PERCENTAGE OF REVENUES
Cost of sales. . . . . . . .   $189,382   $430,600   $  972,802   $2,292,996

                                   69.7%      51.1%        49.1%        68.4%

Gross profit . . . . . . . .   $ 82,459   $411,241   $1,007,401   $1.058,882

                                   30.3%      48.9%        50.9%        31.6%

Operating expenses:
   Selling. . . . . . . . . .  $ 68,827   $158,592   $  616,022   $  836,088

                                   25.3%      18.8%        31.1%        24.9%

   General and administrative  $154,596   $549,987   $2,417,450   $3,990,987

                                   56.9%      65.3%       122.1%       119.1%

   Total operating expenses .  $223,423   $708,579   $3,033,472   $5,034,418

                                   82.2%      84.2%       153.2%       150.2%

Loss from operations. . . . .  $140,964   $297,338   $2,026,071   $3,975,536

                                   51.9%      35.3%       102.3%       118.6%

Other income (expense), net .  $(12,529)  $(32,045)  $  (25,181)  $ (679,836)

                                    4.6%       3.8%         1.3%        20.3%


Net loss. . . . . . . . . . .  $153,493   $330,183   $2,051,252   $4,655,372
                                   56.5%      39.2%       103.6%       138.9%


                 TWELVE MONTHS ENDED DECEMBER 31, 2000 AND 1999

Revenues for the period ended December 31, 2000 were $3,351,878, which represented an increase of $1,371,675 from $1,980,203 for the period ended December 31, 1999. The increase was primarily attributable to revenues generated from acquisition of new wireless customers. Wireless customers generated approximately $1,486,705 of our total revenues for such period. Dial up customers generated approximately $98,502 of our total revenues and DSL customers generated $170,968 for the period. Equipment sales generated $944,052 of our total revenues for the period. The balance of $651,651 resulted from other services, including co-location, and consulting services. As discussed above, Worldwide Wireless has discontinued dial-up and DSL services to concentrate on developing its wireless network.

Cost of sales for the fiscal year ended December 31, 2000 was $2,292,996 which represents an increase of $1,320,194 from $972,802 recorded for the period ended December 31, 1999. The increase was primarily attributable to increased third-party network service expense related to the growth in our user base, as well as our expansion of the levels of services including increased equipment sales

Selling expenses for the fiscal year ended December 31, 2000 were $836,088, which represented an increase of $220,066 from $616,022 for the period ended December 31, 1999. The increase was primarily due to the hiring of additional direct sales force personnel and success-based sales commissions.

General and administrative expenses for the 2000 fiscal year were $3,990,987, which represented an increase of $1,613,854 from $2,377,133 for fiscal year 1999. The increase was primarily due to hiring additional personnel, incurring more legal, professional and outside services as related to being a public company, and increased depreciation expense due to continued expansion of our network. We also will experience increases in our general and administrative expenses due to preparation of the annual and quarterly reports which are required now that we are a reporting company.

Interest expense consists primarily of interest expense on notes payable and capital equipment leases. Interest expense for fiscal year 2000 was $186,495, which represented a increase of $139,600 from interest expense of $46,895 for fiscal year 1999. The increase was primarily attributable to the interest expense on the $2,097,725 of additional long-term debt incurred during the twelve months ended December 31, 2000 of which funds were used to continue expansion and increase the customer base in our existing market.
 .
Our net loss for the fiscal year ended December 31, 2000, totaled $4,655,372, or $.37 per share, compared to $2,051,252, or $.21 per share, for the fiscal year ended December 31, 1999. As discussed above the 2000 period was impacted by costs associated with increases in the number of sales personnel, administrative personnel, professional and consulting services, depreciation and interest expenses as well as the losses associated with investments.

FACTORS  AFFECTING  FUTURE  OPERATIONS.
- --------------------------------------

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

SEASONAL  ASPECTS.
- -----------------

Our business is not seasonal because the sale of our services is not linked to seasonal variables.

DEPENDENCE  ON  CONTINUOUS  POWER  SUPPLY.
- -----------------------------------------

We rely on a continuous power supply to conduct our business. California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the State. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations. Any such interruption in our ability to continue operations could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. While we are currently evaluating sources for backup power, it is unknown whether we will be able to find and implement a backup power source that is economically feasible and acceptable to our landlord.

Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. The shortage of supply has caused wholesale prices to skyrocket over the past year, and should they continue to increase, the operating expenses associated with our business will likely increase and possibly harm the results of our operations.

YEAR  2000  COMPLIANCE.
- ----------------------

We have experienced no material problems as a result of the change from the Twentieth Century to the Twenty-First Century, and none of our vendors or customers have advised us that they have experienced any such problems in connection with our receipt or performance of any products or services. In anticipation of potential Year 2000 problems, we adopted a Year 2000 readiness plan designed to eliminate or mitigate the risk of such problems. Any person desiring to learn more about the specific Year 2000 readiness actions which we undertook may contact us at our headquarters.

SUBSEQUENT  EVENTS.
- -------------------

On January 31, 2001 , Worldwide Wireless Networks, Inc. issued 262,500 shares of common stock for services valued at $65,625. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

On February 12, 2001, the SEC declared effective our Form SB-2/A Registration Statement registering 11,970,060 shares if its common stock. All proceeds from the sale of common stock under this prospectus will go to the selling stockholders. We will not receive any proceeds from the sale of common stock. Of the 11,970,060 shares offered in the February 12, 2001 prospectus, 1,225,000 shares are issuable upon the exercise of warrants and 930,525 are issuable upon the conversion of convertible debentures. (See: Item 5: Market for Common Equity and Related Stockholder Matters - Use of Proceeds from SB-2/A, declared effective February 12, 2001.)

On February 16, 2001, Worldwide Wireless issued 277,391 shares of common stock in exchange for conversion of $51,000 notes payable due AMRO International, S.A. and Trinity Capital Advisors, Inc. plus accrued interest of $2,259 for a total consideration of $53,259.

On February 23, 2001, Worldwide Wireless issued 118,686 shares of common stock in exchange for conversion of $20,000 notes payable due Trinity Capital Advisors, Inc. plus accrued interest of $34 for a total consideration of $20,034.

On February 28, 2001, Worldwide Wireless issued 479,217 shares of common stock in exchange for conversion of $50,000 notes payable due Trinity Capital Advisors, Inc. plus accrued interest of $1,755 for a total consideration of $51,755.

On March 8, 2001, Worldwide Wireless issued 543,423 shares of common stock in exchange for conversion of $40,000 notes payable due AMRO International, S.A. plus accrued interest of $1,952 or a total consideration of $41,952.

On March 16, 2001, we filed a new registration statement with the SEC that we subsequently amended on March 30, 2001. We are registering 17,562,500 shares of common stock. (See: Item 5 - Market for Common Equity and Related Stockholder Matters).

On March 23, 2001, Worldwide Wireless issued 800,477 shares of restricted common stock in exchange for conversion of $58,500 notes payable due Trinity Capital Advisors, Inc. plus accrued interest of $2,336 for a total consideration of $60,886.

ITEM  7:  FINANCIAL  STATEMENTS

The financial statements required by this item are set forth on pages F-1 through F-23.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no change in, or disagreements with, our principal independent accountant during our last three fiscal years. However, it is important to note that our former accountancy firm of Crouch, Bierwolf & Chisholm has dissolved, and we are now represented by one of its former principals through the accountancy firm of Chisholm & Associates.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, ages and positions of our directors, executive officers and key employees as of the date of this filing are set forth below. Biographical information for each of these persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion.

                        DIRECTORS AND EXECUTIVE OFFICERS


Name                          Age            Position Held
- -----------------------     --------         ------------------------------
Cliff Bream(1)                 55            President

Jerry Collazo                  41            Chief Executive Officer,
                                             Chief Financial Officer

Tom Rotert(2)                  34            Director, Treasurer, Secretary

Dennis Shen                    34            Director

Jack Tortorice                 52            Chairman of the Board

Vincent (Li-Hsiu) Tsao         37             Director

(1) Mr. Bream resigned as President of Worldwide Wireless on October 5, 2000, at which time he received options to purchase 392,500 shares of common stock as part of his separation agreement with us.

(2) Mr. Rotert resigned as our Director, Treasurer and Secretary effective December 20, 2000. Prior to that date he received 25,000 shares of common stock for services valued at $58,125.

JACK TORTORICE. Chairman of the Board of Directors since April of 1999, and until January 4, 2001, Chief Executive Officer and President of WWWN. He served as CEO, Chairman of the Board and a Director of Pacific Link from October 1997 to May 1999. Prior to joining Pacific Link, he was General Manager for the sales and marketing division of Frontier Communications from January 1995 to June 1997. Prior positions include: General Manager for Sales and Operations of ITT Courier related to computer equipment sales; Vice President of Sales for Automatic Data Processing selling payroll outsourcing; and sales positions for Wang Labs and Xerox. Mr. Tortorice graduated with a Masters in Business Administration from Pepperdine University in 1989 and received a bachelor's degree in economics from Edinboro University in Pennsylvania in 1973.

JERRY COLLAZO. Mr. Collazo joined us as our Chief Financial Officer in July 2000, and as of January 4, 2001, he is our President and acting Chief Executive Officer. Most recently, prior to joining Worldwide Wireless, Mr. Collazo served from August 1996 to April 1998 as COO of Xtend Micro Products. From August 1995 to July 1996, he served as CFO of Powerwave Technologies (NASDAQ:PWAV), a leader in wireless telecommunications, helping the company grow to $60 million in revenues. Prior to that, he served as CFO of Young Minds, Inc. Mr. Collazo has also served as Director of Finance and Tax for Seagate Technology (NYSE:SEG) (formerly Archive Corporation), a $400 million revenue company. In addition, he has served as a manager at Ernst & Young. Mr. Collazo is a CPA, and holds a Masters in Business Administration from UCLA, a Masters in Business Taxation from Golden Gate University and a BS in Accounting from Fort Lewis College.

VINCENT (LI-HSIU) TSAO. Mr. Tsao was appointed as a Director of Worldwide Wireless, Inc. on January 4, 2001. He has served as a Director for Multacom, a private international telecommunications company, since October 1998 and as Vice President of Asian Operations since May 2000. Prior to that, Mr. Tsao was the Chief Operating Officer of Multacom for the period October 1998 through November 1999, and was the Vice President for Investor Relations from November 1999 to
May 2000. Mr. Tsao worked in the Marketing Department of Tien Fu Securities Investment Consulting Co. in Taipei, Taiwan, where he was appointed manager in 1990. From 1992 to 1995 he was an officer in the Trust Department of Asia Trust and Investment Corporation in Taipei, Taiwan. From 1995 until joining Multacom in 1999, Mr. Tsao worked for General Bank as an Assistant Vice President of Business Development.

DENNIS SHEN. Mr. Shen was appointed as a Director of Worldwide Wireless, Inc. on February 13, 2001. In February 2000, we learned that Mr. Shen had been convicted in California in 1996 of two counts involving the receipt or concealment of stolen property, both of which were dropped to misdemeanor counts and which, it appears, were eventually expunged at the bench and entered as not guilty pleas. In May, 1992, Mr. Shen was the founder, President, and Chief Information Officer for Global Pacific, which later became Pacific Link (which merged with WWWN in April 1999). He was responsible for network design and implementation and spearheaded the transition of that company from computer reseller to an Internet service provider in 1995. Mr. Shen has extensive experience in large-scale wireless network implementations. He was a feature speaker at World Expo '94 and the Unlicensed Spectrum-Wireless Internet Access Show. Our management has determined that Mr. Shen's prior legal issues have not lessened the importance or value of his contribution to our company in the past, nor shall it be an impediment to his service as a Director in the future. Susan Shen, the wife of Dennis Shen, serves as a full-time employee of Worldwide Wireless, and Shen family members have historically been, and continue to be, significant shareholders of our company.

Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act  of  1934.
- -------------------------------------------------------------------------------

Section 16(a) of the Exchange Act requires Worldwide Wireless's directors and officers and persons who beneficially own more than ten percent of Worldwide Wireless's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock in Worldwide Wireless. Officers, directors and greater-than-ten percent shareholders are required by Commission regulation to furnish Worldwide Wireless with copies of all Section 16(a) reports they filed. To our knowledge, based solely on our review of the copies of reports furnished to us and written representation that no other reports were required, during the fiscal year ended December 31, 2000, these persons complied with all Section 16(a) filing requirements.

ITEM  10:  EXECUTIVE  COMPENSATION

SUMMARY  COMPENSATION  TABLE
                                                                 Long Term  Compensation
                                                        --------------------------------
                           Annual  Compensation                  Awards          Payouts
                     ---------------------------------  -----------------------  --------
(a)            (b)      (c)         (d)        (e)          (f)          (g)        (h)        (i)

                                              Other     Restricted   Securities
Name and                                      Annual       Stock     Underlying             All Other
Principal                                    Compen-     Award(s)     Options/      LTIP     Compen-
Position      Year   Salary ($)  Bonus ($)  sation ($)      ($)       SARs (#)    Payouts   sation ($)
              -----  ----------  ---------  ----------  -----------  -----------  --------  ----------

CLIFF BREAM    2000  120,000     N/A        N/A         N/A          392,500      N/A       10,000
               1999  N/A         N/A        N/A         N/A          N/A          N/A       N/A
               1998  N/A         N/A        N/A         N/A          N/A          N/A       N/A
JERRY          2000  130,000     N/A        N/A         N/A          300,000      N/A       N/A
COLLAZO        1999  N/A         N/A        N/A         N/A          N/A          N/A       N/A
               1998  N/A         N/A        N/A         N/A          N/A          N/A       N/A
VINCENT        2000  N/A         N/A        N/A         N/A          N/A          N/A       N/A
TSAO           1999  N/A         N/A        N/A         N/A          N/A          N/A       N/A
               1998  N/A         N/A        N/A         N/A          N/A          N/A       N/A
TOM ROTERT     2000  42,000      N/A        N/A         60,000       N/A          N/A       N/A
               1999  N/A         N/A        N/A         N/A          N/A          N/A       N/A
               1998  N/A         N/A        N/A         N/A          N/A          N/A       N/A
DENNIS SHEN    2000  72,000      N/A        N/A         N/A          N/A          N/A       6,000
               1999  72,000      N/A        N/A         N/A          N/A          4,500     6,000
               1998  N/A         N/A        N/A         N/A          N/A          N/A       N/A
JACK           2000  150,000     N/A        N/A         N/A          N/A          N/A       6,000
TORTORICE      1999  98,000      N/A        N/A         N/A          N/A          4,500     6,000
               1998  N/A         N/A        N/A         N/A          N/A          N/A       N/A

ITEM  11:  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The percentage of beneficial ownership is based on 15,325,754 shares of common stock outstanding as of March 28, 2001.

- --------------------------------------------------------------------------------------------------
     (1)                               (2)                                 (3)              (4)
TITLE OF CLASS   NAME AND ADDRESS OF BENEFICIAL                    AMOUNT AND NATURE     PERCENT
                 OWNER                                             OF BENEFICIAL OWNER   OF CLASS
- --------------------------------------------------------------------------------------------------
Common Stock     Dennis Shen (Director)                                     2,798,500(1)    18.26%
                 And Susan Shen
                 770 The City Drive South, Suite 3700
                 Orange, California 92868
- --------------------------------------------------------------------------------------------------
Common Stock     Ming-Chau Yeung                                              688,000(2)     4.49%
                 9 Red Coat Place
                 Irvine, California 92602
- --------------------------------------------------------------------------------------------------


Common Stock     Whitsend Investments Limited                               7,156,200(3)    46.69%
                 c/o Dr. Batliner & Partner
                 Aeulestrasse 74
                 FL-9490 Vaduz, Liechtenstein
- --------------------------------------------------------------------------------------------------
Common Stock     AMRO International S.A.                                    5,110,067(4)    33.34%
                 c/o Utra Finance
                 Grossmunster Platz 26
                 Zurich CH 8022
                 Switzerland
- --------------------------------------------------------------------------------------------------
Common Stock     Trinity Capital Advisors, Inc.                             2,621,160(5)    17.10%
                 211 Sutter Street, 2nd Floor
                 San Francisco, CA  94108
- --------------------------------------------------------------------------------------------------
Common Stock     Columbia Financial Group, Inc.                             1,000,000(6)     6.53%
                 1301 York Road, Suite 400
                 Lutherville, MD  21093
- --------------------------------------------------------------------------------------------------
Common Stock     Steve Menzies                                                 800,000       5.87%
                 6827 S. Industrial
                 Las Vegas, NV  89118
- --------------------------------------------------------------------------------------------------
Common Stock     Jack Tortorice (Director)                                  2,775,500(7)    18.11%
                 770 The City Drive South, Suite 3700
                 Orange, California 92868
- --------------------------------------------------------------------------------------------------
Common Stock     Cliff Bream                                                  160,000(8)     1.04%
                 2934 E. Garvey Avenue South
                 Suite 220
                 West Covina, CA  91791
- --------------------------------------------------------------------------------------------------
                 ALL EXECUTIVE OFFICERS AND DIRECTORS
                 AS A GROUP                                                  5,574,000   36.37%(9)
- --------------------------------------------------------------------------------------------------

(1) Dennis Shen is the record owner of 500,000 shares and options to purchase 4,500 shares; he and Susan Shen jointly own 1,606,000 shares, and they share voting and investment power over 688,000 shares held by Susan's mother, Ming-Chau Yeung.

(2) Includes options to purchase 3,600 shares exercisable within 60 days from the date of this prospectus.

(3) Includes 125,000 warrants to purchase common stock which can be exercised at the election of Whitsend Investments Limited during the term of their Agreement, as well as 7,031,200 shares which could, if we elected in our sole discretion to draw down on our private equity line of credit, obligate Whitsend Investments Limited to purchase up to 7,031,200 shares within 60 days from the date of this prospectus. This assumes we do not draw down for purposes of financing an acquisition, in which case the maximum amount that could be drawn down would depend upon the acquisition price of our target and, since there is no acquisition currently being contemplated, that amount cannot be determined today. Our agreement with Whitsend provides that it cannot own more than 9.9% of our total issued and outstanding common stock at any given time, however investors should not assume that the amount of overall dilution attributable to Whitsend will be limited to that amount, because each of the following events could increase the amount of overall dilution attributable to Whitsend under its agreement with us: (a) our issuance of new shares of common stock; (b) the sale of stock by Whitsend into the market (which we may or may not be aware of at that time); and/or (c) the express or implied waiver of that limitation by Whitsend at any time during the term of our agreement.

(4) Includes 70,000 warrants that can be exercised at the election of AMRO within 60 days from the date of this prospectus, 815,435 shares of common stock it owns as a result of converting a portion of its convertible debentures, and, assuming no change in our current share price of $0.19 as of March 28, 2001, 4,013,157 shares of common stock it could own as a result of fully converting its convertible debentures within 60 days from the date of this prospectus (including $32,144 of accrued interest as of the date of this prospectus). Our agreement with AMRO provides that it cannot own more than 9.9% of our total issued and outstanding common stock at any given time, however investors should not assume that the amount of overall dilution attributable to AMRO will be limited to that amount, because each of the following events could increase the amount of overall dilution attributable to AMRO under its agreement with us: (a) our issuance of new shares of common stock; (b) the sale of stock by AMRO into the market (which we may or may not be aware of at that time); and/or (c) the express or implied waiver of that limitation by AMRO at any time during the term of our agreement.

(5) Includes 30,000 warrants that can be exercised at the election of Trinity within 60 days from the date of this prospectus, 1,403,759 shares of common stock that Trinity owns as a result of converting a portion of its convertible debentures, and, assuming no change in our current share price of $0.19 as of March 28, 2001, shares of common stock it could own as a result of fully converting its convertible debentures within 60 days from the date of this prospectus (not including any accrued interest). Our agreement with Trinity provides that it cannot own more than 9.9% of our total issued and outstanding common stock at any given time, however investors should not assume that the amount of overall dilution attributable to Trinity will be limited to that amount, because each of the following events could increase the amount of overall dilution attributable to Trinity under its agreement with us: (a) our issuance of new shares of common stock; (b) the sale of stock by Trinity into the market (which we may or may not be aware of at that time); and/or (c) the express or implied waiver of that limitation by Trinity at any time during the term of our agreement.

(6) Includes warrants to purchase 1,000,000 shares of common stock that can be exercised by Columbia Financial Group, Inc. within 60 days from the date of this prospectus.

(7) Includes options to purchase 4,500 shares exercisable within 60 days from the date of this prospectus.

(8) Includes options to purchase 140,000 shares exercisable within 60 days from the date of this filing.

DISPUTED  BENEFICIAL  OWNERSHIP

On March 28, 2000, we filed a lawsuit in Orange County, California Superior Court - Central Justice Center, against one of our former consultants, DFL Capital Partners, LLC, and our former legal counsel, alleging, among other things, fraud and malpractice. The dispute arose out of an Option Agreement we entered into in 1998 whereby DFL provided certain consulting services in exchange for options to purchase common stock of Worldwide Wireless. We retained legal counsel recommended to us by DFL, but we were never advised that the partner of the law firm who represented us specifically was, at the same time, also the managing member of DFL Capital Partners, LLC. As a result of this undisclosed conflict of interest, we believe that the agreement which the law firm counseled us to sign did not adequately protect us in terms of the services which we understood we were supposed to receive and the number of stock options which DFL was to receive as compensation for these services. We began settlement negotiations and subsequently dismissed the lawsuit. Depending upon the outcome of the negotiations, DFL may receive anywhere from 50,000 to 700,000 options to purchase common stock of Worldwide Wireless.

ITEM  12:  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

We entered into an employment agreement with Jack Tortorice on December 31, 1998, which has been subsequently amended. The initial term of the agreement is for 5 years, with automatic one year renewals for years 6-10 of his employment. Mr. Tortorice receives a yearly salary of $98,000 in addition to a car allowance and expense reimbursements.

We entered into an employment agreement with Charles C. Bream, III, our previous President, on January 1, 2000. He resigned on October 5, 2000 pursuant to the terms and conditions of the Separation Agreement which was filed with the SEC to our Form 8-K, dated October 31, 2000. Under the terms of the Separation
Agreement, Mr. Bream is entitled to a severance package of six months compensation, payment for his accrued but unused vacation benefit, an allowance for medical and dental benefits and options to purchase 392,500 shares of our common stock at $3.00 per share. These options expire on January 1, 2010.

Thomas Rotert, who previously served as a Director, Treasurer and Secretary, resigned from Worldwide Wireless on December 20, 2000. He did not receive any compensation other than 25,000 shares of common stock for services, valued at $58,125, for outside counsel services. We briefly retained his law firm, Schumann & Associates, for certain corporate services for which the law firm received 20,157 shares of stock of WorldwideWireless.

Dennis Shen served as Director from April 1, 1999 to February 2000, and was re-appointed as Director on February 13, 2001. From the period between October 2000 and February 2001, he provided services to Worldwide Wireless under the terms of a consulting agreement for which he received total cash compensation of $32,662.

On August 4, 2000, we entered into an employment agreement with Mr. Collazo to serve as the Chief Financial Officer for an initial term of three years, terminating on July 17, 2003. The agreement automatically renews for one year successive terms after the initial term. Mr. Collazo receives a salary of $130,000 per year and may receive a yearly bonus up to 35% of his base salary. He received an option to purchase 300,000 shares of stock at $3.00 per share vesting ratably over a period of two years. He will also be reimbursed for expenses incurred on our behalf. Mr. Collazo or Worldwide Wireless may terminate the agreement by giving 30 days notice.

ITEM  13:  EXHIBITS  AND  REPORTS  ON  FORM  8-K


    EXHIBIT
    NUMBER     DESCRIPTION
- --------------------------------------------------------------------------------

     1.1       N/A

     2.1(3)    Agreement  and  Plan  of  Merger,  dated  March 31, 1999, between
               Worldwide  Wireless  and  Pacific  Link  Internet,  Inc.

     2.2(3)    Articles  of  Merger,  dated  April  9,  1999,  between Worldwide
               Wireless  and  Pacific  Link  Internet,  Inc.

     2.3(3) Acquisition Agreement and Plan of Merger, dated February 10, 2000, between Worldwide Wireless and Tarrab Capital Group, Inc.

     2.4(3) Certificate of Merger, dated February 10, 2000, between Worldwide Wireless and Tarrab Capital Group, Inc.

     2.5(3) Letter of Intent dated May 8, 2000 between Worldwide Wireless and 1st Universe Internet

     3.1(3) Articles of Incorporation of Second Investors Group, Inc. dated June 10, 1992

     3.2(3) Certificate of Amendment to Articles of Incorporation of Second Investors Group, Inc. filed June 19, 1998

     3.3(3) Certificate of Amendment to Articles of Incorporation of Progressive Environmental Recovery Corporation dated January 29, 1999

     3.4(3) Amended and Restated Bylaws of Worldwide Wireless Networks, Inc., dated September 14, 1999

     4.1(3)    Form  of  Stock  Purchase  Warrant  Agreement

     4.2(3)    Form  of  7%  Convertible  Debenture

     5.1       N/A

     6.1       N/A

     7.1       N/A

     8.1       N/A

     9.1       N/A

     10.1(3) Lease Agreement, dated March 30, 1999, between Worldwide Wireless and NL-Orange, LP

     10.2(3) Agreement, dated May 20, 1999, between Bridge Technology, Inc. and Worldwide Wireless

     10.3(3) Consultant Agreement, dated June 1, 1999, between Worldwide Wireless and Columbia Financial Group

     10.4(3) Employment Agreement, dated 1997, between Worldwide Wireless and Dennis Shen

     10.5(3) Microwave radio status license, call sign WP0T648, dated July 7, 1999, between Worldwide Wireless and the FCC

     10.6(3) Microwave radio status license call sign WP0T649, dated July 7, 1999, between Worldwide Wireless and the FCC

     10.7(3) Purchase Agreement, dated October 27, 1999, between Adaptive Broadband Corporation and Worldwide Wireless

     10.8(3) Private Equity Line of Credit Agreement date June 19, 2000, between Worldwide Wireless and Whitsend Investments Limited

     10.9(3) Registration Rights Agreement, dated June 19, 2000, between Worldwide Wireless and Whitsend Investments Limited

     10.10(3) Convertible Debenture and Warrants Purchase Agreement, dated June 30, 2000, between Worldwide Wireless and AMRO International, S.A. and Trinity Capital Advisors, Inc.

     10.11(3) Registration Rights Agreement dated June 30, 2000, between Worldwide Wireless and AMRO International, S.A. and Trinity Capital Advisors, Inc.

     10.12(4)  Employment  Agreement with Charles Bream dated January 1, 2000

     10.13(4) Consultant Agreement, dated July 12, 2000, between Worldwide Wireless and Columbia Financial Group

     10.14(4) Consultant Agreement, dated November 2000, between Worldwide Wireless and Columbia Financial Group

     10.15(6) Settlement Agreement, dated January 25, 2001, between Worldwide Wireless and Sinclair Davis Trading Corporation.

     10.16* Stock Option Agreement, dated October 5, 2000, between Worldwide Wireless and Charles C. Bream (previously misfiled on Form 8-K filed on October 31, 2000 as Exhibit 99.1)

     10.17* Performance Stock Option Agreement, dated October 5, 2000, between Worldwide Wireless and Charles C. Bream (previously misfiled on Form 8-K filed on October 31, 2000 as Exhibit 99.2)

     10.18* Employment Agreement, dated August 4, 2000, between Worldwide Wireless and Jerry Collazo

     11.1      N/A

     12.1      N/A

     13.1      N/A

     14.1      N/A

     15.1      N/A

     16.1      N/A

     17.1(2)   Letter  Regarding  Director  Resignation

     18.1      N/A

     19.1      N/A

     20.1      N/A

     21.1(2)   Subsidiaries  of  the  Registrant

     22.1      N/A

     23.1 Consent of Independent Public Accountants March 28, 2001, for year-end financial statements

     27.1      N/A

     99.1(1) Press release dated May 8, 2000 by Worldwide Wireless and announcing the purchase of the assets of 1st Universe Internet

     99.2(3) Resolution of the Board of Directors of Worldwide Wireless dated July 19, 2000 authorizing the issuance of shares to Technology Equity Fund Corporation

     99.3(3) Resolution of the Board of Directors of Worldwide Wireless dated May 15, 2000 authorizing the issuance of shares to The Oxford Group

     99.4(3) Resolution of the Board of Directors of Worldwide Wireless dated June 1, 2000 authorizing the issuance of shares to Schumann & Associates

     99.5(5) Resolution of the Board of Directors of Worldwide Wireless dated October 18, 2000 authorizing the amendment of the Warrant Agreements with Columbia Financial Group, Inc. to amend the exercise price of the warrants


               *    Filed  herewith
               1    As  previously  filed  with  the  Form  8-K  on May 12, 2000
               2    As  previously  filed  with the Form 8-K on October 31, 2000
               3    As  previously  filed  with  the Form SB-2/A on November 21,
                    2000
               4    As  previously filed with the Form SB-2/A on January 5, 2001
               5    As  previously  filed  with  the  SB-2/A on February 9, 2001
               6    As  previously  filed with the Form SB-2/A on March 16, 2001

Reports  on  Form  8-K
- ----------------------

     On October 31, 2000, we filed a Form 8-K to report the resignation of Cliff Bream from the Board of Directors of Worldwide Wireless. We entered into a Separation Agreement with Mr. Bream, which was filed as an exhibit to the Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)  Worldwide  Wireless  Networks,  Inc.

  By:          /s/
          ----------------------------------
          Jerry  Collazo
          President

Date:     April  2,  2001

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature              Title                          Date
- --------------------------------------------------------------------------------


     /s/               Chief  Executive               April  2,  2001
- ---------------------  Officer
Jerry  Collazo

     /s/               Chief  Financial               April  2,  2001
- ---------------------  Officer
Jerry  Collazo

                              FINANCIAL STATEMENTS
                              --------------------



                        WORLDWIDE WIRELESS NETWORKS, INC.
                     (formerly Pacific Link Internet, Inc.)
                        Consolidated Financial Statements
                           December 31, 2000 and 1999

                                 C  O  N  T  E  N  T  S


Independent  Auditor's  Report. . . . . . . . . . . . . . . . . .   F-3

Consolidated  Balance  Sheets . . . . . . . . . . . . . . . . . .   F-4  -  F-5

Consolidated  Statements  of  Operations. . . . . . . . . . . . .   F-6  -  F-7

Consolidated  Statements  of  Stockholders'  Equity . . . . . . .   F-8  -  F-11

Consolidated  Statements  of  Cash  Flows. . . . . . . . . . . .   F-12  -  F-14

Notes  to  the  Consolidated  Financial  Statements. . . . . . .   F-15  -  F-28


    The accompanying notes are an integral part of these financial statements

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Worldwide Wireless Networks, Inc. (formerly Pacific Link Internet, Inc.):


We have audited the accompanying consolidated balance sheets of Worldwide Wireless Networks, Inc. (formerly Pacific Link Internet, Inc.) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Wireless Networks, Inc. (formerly Pacific Link Internet, Inc.) as of December 31, 2000 and 1999 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring operating losses and is dependent upon financing to continue operations. These factors raise substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Salt  Lake  City,  Utah
January  19,2001


    The accompanying notes are an integral part of these financial statements

                        WORLDWIDE WIRELESS NETWORKS, INC.
                     (formerly Pacific Link Internet, Inc.)
                          Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                            DECEMBER  31
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------

CURRENT ASSETS
  Cash and Cash Equivalents (Note 1)                     121,329       136,311
  Accounts receivable (net of allowance for              263,797       165,091
    doubtful accounts of $15,000 and
    20,000, respectively)
  Employee advance                                         7,500         3,000
  Inventory                                            2,131,892       129,861

Prepaid Expenses                                          39,001        18,912
                                                     ------------  ------------

Total Current Assets                                   2,563,519       453,175
                                                     ------------  ------------
PROPERTY & EQUIPMENT (Note 1)

  Office equipment                                       197,592       103,231
  Leased equipment                                        61,315       177,653
  Machinery equipment                                  1,839,675     1,109,524
                                                     ------------  ------------
                                                       2,098,582     1,390,408
  Less:
    Accumulated depreciation - leased equipment          (61,315)     (165,255)
    Accumulated depreciation                            (801,475)     (282,495)
                                                     ------------  ------------
    Total Property & Equipment                         1,235,792       942,658
                                                     ------------  ------------
OTHER ASSETS

  Investments (Note 3)                                   300,000        36,885
  Deferred Charges (Note 1)                                2,858        21,984
  Deposits                                                52,421        36,197
                                                     ------------  ------------
  Total Other Assets                                     355,279        95,066
                                                     ------------  ------------
    TOTAL ASSETS                                     $ 4,154,590   $ 1,490,899
                                                     ============  ============


    The accompanying notes are an integral part of these financial statements

                        WORLDWIDE WIRELESS NETWORKS, INC.
                     (formerly Pacific Link Internet, Inc.)
                      Consolidated Balance Sheets continued


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

                                                            DECEMBER  31
                                                     --------------------------
                                                          2000          1999
                                                     ------------  ------------
CURRENT LIABILITIES
 Accounts payable                                      3,099,153       655,485
 Accrued expenses                                        328,816        83,933
 Lines of credit (Note 5)                                 69,839        89,323
 Unearned revenue (Note 1)                                90,525       102,356
 Current portion of long-term liabilities (Note 4)     1,663,080       665,355
                                                     ------------  ------------
   Total Current Liabilities                           5,251,413     1,596,452
                                                     ------------  ------------


LONG TERM LIABILITIES
 Notes payable (Note 4)                                  677,282       562,245
 Notes payable-related party (Note 4)                     75,000        75,000
 Convertible debentures (Note 4 & 10)                  2,000,000             -
 Capital lease obligations (Note 4)                       10,798        30,340
 Less current portion                                 (1,663,080)     (665,355)
                                                     ------------  ------------

   Total long term Liabilities                         1,100,000         2,230
                                                     ------------  ------------

   TOTAL LIABILITIES                                   6,351,413     1,598,682
                                                     ------------  ------------

STOCKHOLDERS' EQUITY

 Common stock, 50,000,000 shares                          12,844        11,800
 of $.001 par value authorized,
 12,844,060 and 11,799,988 shares issued
 and outstanding
 Additional paid in capital                            5,380,633     2,415,345
 Accumulated comprehensive income (loss)                (400,000)            -
 Retained earnings                                    (7,190,300)   (2,534,928)
                                                     ------------  ------------

   Total Stockholders' Equity                         (2,196,823)     (107,783)
                                                     ------------  ------------

TOTAL LIABILITIES AND                                $ 4,154,590   $ 1,490,899
STOCKHOLDERS' EQUITY                                 ============  ============


    The accompanying notes are an integral part of these financial statements

                        WORLDWIDE WIRELESS NETWORKS, INC.
                     (formerly Pacific Link Internet, Inc.)
                      Consolidated Statements of Operations


                                                           For the years
                                                               ended
                                                            December 31
                                                          2000          1999
                                                     ------------  ------------

REVENUES                                               3,351,878     1,980,203

COST OF SALES                                          2,292,996       972,802
                                                     ------------  ------------

GROSS PROFIT                                           1,058,882     1,007,401
                                                     ------------  ------------

SELLING EXPENSES                                         836,088       616,022

BAD DEBT EXPENSE                                         207,343        40,317

GENERAL &                                              3,990,987     2,377,133
  ADMINISTRATIVE EXPENSES                            ------------  ------------

TOTAL OPERATING EXPENSES                               5,034,418     3,033,472
                                                     ------------  ------------

OPERATING INCOME (LOSS)                               (3,975,536)   (2,026,071)
                                                     ------------  ------------

OTHER INCOME
  AND (EXPENSES)

 Loss on disposal of assets                               (6,135)            -
 Loss on investment                                     (536,885)      (13,115)
 Miscellaneous income                                     49,679        34,829
 Interest expense                                       (186,495)      (46,895)
                                                     ------------  ------------

  Total Other Income                                    (679,836)      (25,181)
 and (Expenses)                                      ------------  ------------

INCOME (LOSS)                                         (4,655,372)   (2,051,252)
    BEFORE INCOME TAXES

PROVISION FOR
    INCOME TAXES (Note 1)

NET INCOME (LOSS)                                    $(4,655,372)  $(2,051,252)
                                                     ============  ============

NET INCOME (LOSS) PER SHARE                                 (.37)         (.21)
                                                     ============  ============

WEIGHTED AVERAGE OUTSTANDING SHARES                   12,594,366     9,883,325
                                                     ============  ============


    The accompanying notes are an integral part of these financial statements

                                   WORLDWIDE  WIRELESS  NETWORKS,  INC.
                                 (formerly Pacific Link Internet, Inc.)
                            Consolidated Statements of Stockholders' Equity
                                       December 31, 2000 and 1999

                                                                 Additional    Retained    Accumulated
                                                 Common Stock     Paid in      Earnings   Comprehensive
                                               Shares    Amount   Capital     (Deficit)   Income (Loss)
                                             ----------  ------  ----------  -----------  -------------
Balance at inception on                               -       -          -            -               -
August 1, 1997

Shares issued to organizers for cash          5,880,000   5,880     (3,380)           -               -

Net income (loss) for the period
     ended December 31, 1997                          -       -          -     (153,493)              -
                                             ----------  ------  ----------  -----------  -------------

Balance on December 31, 1997                  5,880,000   5,880     (3,380)    (153,493)              -

Shares issued for cash                        1,120,000   1,120    101,525            -               -

Net income (loss) for the year
     ended December 31, 1998                          -       -          -     (330,183)              -
                                             ----------  ------  ----------  -----------  -------------

Balance on December 31, 1998                  7,000,000   7,000     98,145     (483,676)              -

April 1, 1999 - Reverse acquisition
     and reorganization adjustment            4,199,988   4,200    995,800            -               -

April 2, 1999 - Stock issued for cash
     and services valued at $2.00 per share     400,000     400    799,600            -               -

June 1999 Warrants issued for services                0       -    122,000            -               -

December 1999 - Stock issued for
     cash at $2 per share                       200,000     200    399,800            -               -

Net income (loss) for the year
     ended December 31, 1999                          0       -          -   (2,051,252)              -
                                             ----------  ------  ----------  -----------  -------------

Balance on December 31, 1999                 11,799,988  11,800  2,415,345   (2,534,928)              -


January 2000 - Stock issued for cash
     at $2 per share                            250,000     250    499,750            -               -

February 2000 - Stock issued for services
     at $2 per share                            200,000     200    399,800            -               -

February 2000 - Stock issued for
     acquisition of Tarrab Capital Group
     at $4 per share                              5,000       5     19,995            -               -

March 2000 - Stock issued for insurance
     policy at $4.13 per share                    8,000       8     32,992            -               -

April 2000 - Stock issued for services
     at $5.92 per share                             915       1      5,416            -               -


    The accompanying notes are an integral part of these financial statements

                                  WORLDWIDE WIRELESS NETWORK, INC.
                               (formerly Pacific Link Internet, Inc.)
                           Consolidated Statement of Stockholders' Equity
                                     December 31, 2000 and 1999

                                                            Additional     Retained    Accumulated
                                          Common Stock        Paid in      Earnings   Comprehensive
                                         Shares     Amount    Capital     (Deficit)   Income (Loss)
                                       -----------  -------  ----------  -----------  -------------
May 2000 - Stock issued for cash
     at $3.50 per share                   100,000      100     349,900            -              -

May 2000 - Stock issued for cash
     at $3.45 per share                   144,887      145     499,855            -              -

June 2000 - warrants issued for
private
     equity line                                0        0      48,000            -              -

June 2000 - warrants issued for                 0        0      63,000            -              -
services

June 2000 - November 2000 - stock
options
     vested for services                        0        0      13,800            -              -

June 2000 - Stock issued for services
     at $2.32 per share                    45,157       45     104,945            -              -

June 2000 - Cash paid for offering              0        -     (30,000)           -              -
costs

June 2000 - Stock issued for offering
     costs at $3.45 per share               5,000        5          (5)           -              -

June 2000 - Stock issued for
investment
     at $4 per share                      300,000      300   1,199,700            -              -

July 2000 - Stock issued for services
     at $3 per share                        5,000        5      14,995            -              -

July 2000 - Stock cancelled for
     convertible debentures              (144,887)    (145)   (499,855)           -              -

July 2000 - Stock issued for cash
     at $2 per share                      125,000      125     249,875            -              -


    The accompanying notes are an integral part of these financial statements


July 2000 - Cash paid for offering              0        -      (6,875)           -              -
costs

Net unrealized income (loss) for year
     ended December 31, 2000                    0        -           -            -       (400,000)

Net income (loss) for the year
     ended December 31, 2000                    0        -           -   (4,655,372)             -
                                       -----------  -------  ----------  -----------  -------------

Balance on December 31, 2000           12,844,060   12,844   5,380,633   (7,190,300)      (400,000)
                                       ===========  =======  ==========  ===========  =============


    The accompanying notes are an integral part of these financial statements

                        WORLDWIDE WIRELESS NETWORKS, INC.
                     (formerly Pacific Link Internet, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the years
                                                             ended
                                                          December 31
                                                   ------------------------
                                                      2000         1999
                                                   -----------  -----------

Cash Flows From Operating Activities
Net income (loss)                                  (4,655,372)  (2,051,252)

  Non-cash items:
  Depreciation & amortization                         575,717      321,246
  Bad debt                                             (5,000)
  Loss on investment                                  536,885       13,115
  Stock and warrants issued for services              124,800      822,000

  Loss on disposal of asset                             6,135
  Shares issued for services                          525,407
  Shares issued for insurance policy                   33,000

(Increase)/decrease in current assets:
  Accounts receivable                                 (93,706)    (135,751)
  Accounts receivable-related party                         -       54,814

  Employee advance                                     (4,500)      (3,000)
  Prepaid expenses                                    (14,433)     (18,912)
  Deferred charges                                     19,126      (11,556)
  Inventory                                        (2,002,031)    (129,861)

Increase/(decrease) in current liabilities:
  Bank overdraft                                            -       (4,092)
  Accounts payable                                  2,443,668      133,148
  Accrued expenses                                    244,883       83,933
  Unearned revenue                                    (11,831)      60,866
                                                   -----------  -----------

  Net Cash Provided (Used)                         (2,277,252)    (865,302)
    by Operating Activities                        -----------  -----------

Cash Flows from Investing Activities

  Purchase of property and equipment                 (911,066)    (957,045)


    The accompanying notes are an integral part of these financial statements


                                                          For the years
                                                             ended
                                                          December 31

  Cash paid for deposits                              (16,224)     (21,013)

  Cash paid for Investments                                 -      (50,000)
                                                   -----------  -----------

  Net Cash Provided (Used)                           (927,290)  (1,028,058)
    by Investing Activities                        -----------  -----------


Cash Flows from Financing Activities

Advances on line of credit                                  -           98


    The accompanying notes are an integral part of these financial statements


Cash paid on line of credit                           (19,484)      (9,246)
Cash from sale of stock                             1,063,000      500,000
Cash received from debt financing                   2,262,150      633,468

Principal payments on long-term debt                 (109,227)     (94,649)

Cash received in merger with Worldwide                      -    1,000,000

Cash paid for registration fees                        (6,879)           -
                                                   -----------  -----------
Net Cash Provided (Used) by Financing Activities    3,189,560    2,029,671
                                                   -----------  -----------
Increase/(decrease) in cash                           (14,982)     136,311


Cash and Cash Equivalents
  at Beginning of Period                              136,311            -
                                                   -----------  -----------

Cash and Cash Equivalents
  at End of Period                                    121,329      136,311
                                                   ===========  ===========

Supplemental Cash Flow Information:
  Cash paid for interest                               29,205       28,119
  Cash paid for income taxes                                -            -
Non-cash financing transaction:                             -            -
  Stock and warrants issued for services              124,800      822,000
  Stock issued for services                           545,407            -
  Stock issued for investment                       1,200,000            -
  Stock issued for insurance policy                    33,000            -
  Stock issued for notes payable                      100,000            -
  Stock cancelled for convertible debentures          500,000            -


    The accompanying notes are an integral part of these financial statements

                        WORLDWIDE WIRELESS NETWORKS, INC.
                     (formerly Pacific Link Internet, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE  1  -  Summary  of  Significant  Accounting  Policies
- ----------------------------------------------------------

     a.   Organization

          The audited financial statements presented for December 31, 2000 and 1999, are those of Worldwide Wireless Networks, Inc. (formerly Pacific Link Internet, Inc.) (The Company). The Company was incorporated under the laws of the State of California on September 22, 1997, however operations began on August 1, 1997. The Company provides wireless internet access to business and individuals. The Company's headquarters are located in Orange, California.

          On April 1, 1999 the Company merged with Worldwide Wireless Networks, Inc. (Worldwide) a public company with no operations, and assumed the name of Worldwide Wireless Networks, Inc. Pursuant to the merger, Pacific Link ceased to exist and Worldwide became the surviving corporation. Worldwide was organized in the State of Nevada on June 10, 1992. Worldwide recently raised $1,000,000 in anticipation of the merger, and provided this as the only asset to the newly combined organization. The merger was treated as a reverse merger for accounting purposes.

          On February 10, 2000, the Company issued 5,000 shares of restricted common stock valued at $20,000 for all of the outstanding shares of Tarrab Capital Group (TCG), a Nevada Corporation. At the date of the merger, TCG had no assets and no revenues or operations and ceased to exist.

     b.   Recognition  of  Revenue,  Deferred  Charges,  Unearned  Revenue

          The Company recognizes income and expense on the accrual basis of accounting. During 1999 and 1998, the Company entered into various sales agreements whereby, a third party financial institution pays a factored sales amount to the Company for sales contracts received from customers with terms of 1 to 3 years. The Company has deferred the revenue on these contracts to be recognized over the time of the contract. Unearned revenue has been established on the books in order to defer the revenues received from the third party on these contracts. The corresponding factoring fee has been deferred as an asset called "deferred charges" and is also recognized over the life of the contract. All other sales are recorded when the services are completed.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                     (formerly Pacific Link Internet, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

     c.   Earnings  (Loss)  Per  Share

          The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share has not been presented, because the earnings per share is the same. Warrants to purchase 625,000 common shares and employee stock options have been eliminated in the fully diluted earnings per share due to their anti-dilutive effect.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                     (formerly Pacific Link Internet, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE  1  -  Summary  of  Significant  Accounting  Policies  (continued)

     c.   Earnings  (Loss)  Per  Share  (continued)

                                                  Income (loss)      Shares       Per Share
                                                   (Numerator)    (Denominator)    Amount
                                                  --------------  -------------  -----------
For the year ended December 31, 2000:
     Income (loss) from operations                $  (4,655,372)
                                                  --------------
       Basic EPS
       Income (loss) to common shareholders       $  (4,655,372)     12,594,366  $     (.37)
                                                  ==============  =============  ===========

       For the year ended December 31, 1999:
       Income (loss) from operations              $  (2,051,252)
                                                  --------------
     Basic EPS
           Income (loss) to common shareholders   $  (2,051,252)      9,883,325  $     (.21)
                                                  ==============  =============  ===========

     d.   Provision  for  Income  Taxes

          No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $7,190,300 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2013. No tax benefit has been reported in the financial statements because the Company has yet to generate taxable income.

          Deferred tax assets and the valuation account is as follows at December 31, 2000 and 1999:

             Deferred  tax  asset:       2000          1999
                                     -----------     ---------
            NOL  carryforward        $2,453,013      $ 861,900
            Valuation  allowance     (2,453,013)     (861,900)
                                     -----------     ---------
            Total                    $        -      $      -
                                     ===========     =========

     e.   Cash  and  Cash  Equivalents

          The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     f.   Property  and  Equipment

          Expenditures for property and equipment and for renewals and betterments, which extend the originally estimated economic life of assets or convert the assets to a new use, are capitalized at cost. Expenditures for maintenance, repairs and other renewals of items are charged to expense. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in the

                        WORLDWIDE WIRELESS NETWORKS, INC.
                     (formerly Pacific Link Internet, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE  1  -  Summary  of  Significant  Accounting  Policies  (continued)

     f.   Property  and  Equipment  (continued)

     results of operations. Assets are reviewed by management annually for impairment and are written down to fair market value if impairment exists.

          The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Useful lives of assets are as follows: Computer and wireless network equipment - 3 years; DSL equipment - 1 year; Furniture and fixtures - 7 years; Office equipment
     - 5 years. Depreciation expense for the period ended December 31, 2000 and 1999 is $575,717, and $321,246, respectively.

     g.   Investments  Available  for  Sale

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

NOTE  2  -  Related  Party  Transactions

          During 1999, the Company paid $16,300 to a shareholder for a note payable which was outstanding from December 31,1998.

          During 1999, the Company paid $15,000 to a shareholder for a note payable which was outstanding from December 31, 1997.

          During 1999, the Company received $75,000 from a shareholder for a note payable. As of December 31, 2000 and 1999, the balance due is $75,000.

NOTE  3  -  Investments

                        WORLDWIDE WIRELESS NETWORKS, INC.
                     (formerly Pacific Link Internet, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

          In April 1999, the Company entered into an agreement with Bridge Technology, Inc., wherein the Company contributed $50,000 for a 20% interest in Pacific Bridge Net (PBN). In addition to the capital contribution, the Company was to provide consulting services to PBN for $50,000.

NOTE  3  -  Investments  (Continued)

          As of December 31, 1999, the investment has been reduced from $50,000 to $36,885 due to the Company's 20% share of the $65,575 loss reported by PBN. The Company uses the equity method of accounting for this investment.

          During 2000, the Company contributed their 20% investment interest back to PBN. A loss on the investment has been recognized of $36,885.

          On June 28, 2000, the Company issued 300,000 shares of its common stock valued at $1,200,000 to Bridge Technology, Inc. (Bridge) in exchange for 150,000 shares of Bridge stock valued at $1,200,000. The fair value of this security was determined by the quoted stock price on the market at the time of purchase.

          As of December 31, 2000, the Company recorded $400,000 of unrecognized losses on Bridge, an investment available for sale, in accumulated comprehensive income in equity. The aggregate fair value of Bridge at December 31, 2000 is $300,000. A loss of $500,000 has been recognized due to management's determination that the value of Bridge is a permanent decline.

NOTE  4  -  Long-Term  Liabilities

          Long Term Liabilities are detailed in the following schedules as of December 31, 2000 and 1999:


    Notes payable is detailed as follows:                    2000        1999
                                                          ----------  ----------

    Note payable to an individual, payments due
    monthly of $500 through July 2000, bears
    interest at 7%, secured by equipment and
    other assets.                                                  -       3,777

    Note payable to an individual, no monthly
    payment, payable on demand, bears interest
    at 10%, unsecured note                                    38,000           -

    Note payable to a corporation, payments due
    monthly of $5,457 until paid in full, bears
    interest at 12%, unsecured note                            8,879      58,468


    Note payable to a corporation, no monthly
    payment, due in January 2001, bears interest
    at 12%, secured by business assets                       200,000           -

                        WORLDWIDE WIRELESS NETWORKS, INC.
                     (formerly Pacific Link Internet, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE 4- Long-Term Liabilities (continued)
                                                              2000        1999
                                                          ----------  ----------

    Note payable to a corporation, no monthly
    payment, matures March 2001, bears interest
    at 11%, guaranteed by an officer of the
    Company and secured by business assets                         -     500,000

    Note payable to a corporation, no monthly
    payment, bears interest at 10%, due January
    2002, unsecured note                                     100,000           -

    Note payable to a corporation, no monthly
    payment, bears interest at 10%, due upon
    demand, unsecured note                                   125,000           -

    Note payable to a corporation, no monthly
    payment, payable on demand, bears interest
    at 56.75%, secured by equipment                          130,403           -

    Note payable to an individual, no monthly
    payment, payable on demand, bears interest
    at 10%, unsecured note                                    75,000           -
                                                          ----------  ----------

    Total Notes Payable                                      677,282     562,245
                                                          ----------  ----------

    Convertible debentures is detailed as follows:
                                                                2000        1999
                                                          ----------  ----------

    Note payable to a corporation, no monthly
    payment, matures March 2001, bears interest
    at 11%, guaranteed by an officer of the
    Company and secured by business assets                 1,000,000           -

    Note payable to a corporation, no monthly
    payment, bears interest at 7%, due June 2003,
    unsecured note                                           300,000           -

    Note payable to a corporation, no monthly
    payment, bears interest at 7%, due June 2003,
    unsecured note                                           700,000           -
                                                          ----------  ----------

    Total Convertible Debentures                           2,000,000           -
                                                          ----------  ----------

                        WORLDWIDE WIRELESS NETWORKS, INC.
                     (formerly Pacific Link Internet, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE 4- Long-Term Liabilities (continued)

    Notes payable related party is detailed as follows:
                                                             2000        1999
                                                          ----------  ----------

    Note payable to a shareholder, no monthly
    payment, payable on demand, bears interest
    at 10%, unsecured note                                    75,000      75,000
                                                          ----------  ----------

    Total notes payable - related party                       75,000      75,000
                                                          ----------  ----------

    Capital lease obligations are detailed
    in the following schedule as of
    December 31, 2000 and 1999:
                                                                2000        1999
                                                          ----------  ----------
    Capital lease obligation to a corporation
    for antenna equipment, lease payments due
    monthly of $710 through January 2001,
    bears interest at 19.7%, secured by antenna
    equipment.                                            $    2,638  $    8,815

    Capital lease obligation to a corporation
    for wireless equipment, lease payments due
    monthly of $175 through May 2001,
    bears interest at 18%, secured by
    wireless equipment.                                          855       2,743

    Capital lease obligation to a corporation
    for wireless equipment, lease payments due
    monthly of $1,244 through October 2000,
    bears interest at 15.5%, secured by wireless
    equipment.                                                 7,305      17,567

    Capital lease obligation to a corporation
    for equipment, lease payments due monthly
    of $1,248 through December 1999, bears
    interest at 32.5%, secured by equipment.                       -       1,215
                                                          ----------  ----------

    Total Lease Obligations                                   10,798      30,340
                                                          ----------  ----------
    Total long term liabilities                            2,763,080     667,585

                        WORLDWIDE WIRELESS NETWORKS, INC.
                     (formerly Pacific Link Internet, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE 4- Long-Term Liabilities (continued)
                                                             2000        1999
                                                          ----------  ----------
    Less current portion of:
      Notes payable                                          577,282     562,245
      Convertible debentures                               1,000,000           -
      Notes payable - related party                           75,000      75,000
      Capital lease obligations                               10,798      28,110
                                                          ----------  ----------
    Total current portion                                  1,663,080     665,355
                                                          ----------  ----------
    Net Long Term Liabilities                             $1,100,000  $    2,230
                                                          ==========  ==========

    Future minimum principal payments on
    notes payable are as follows at December 31, 2000:
           2001                                                        1,652,282
           2002                                                                -
           2003                                                        1,100,000
                                                                      ----------
           Total notes payable                                        $2,752,282
                                                                      ==========

    Future minimum lease payments are as
     follows at December 31, 2000:

             2001                                                         12,153
                                                                      ----------

    Less portion representing interest                                     1,355
                                                                      ----------
    Total                                                             $   10,798
                                                                      ==========

NOTE  5  -  Lines  of  Credit

          The Company has three lines of credit with three banks with total credit of $106,000. The average interest rate is 11.75%. The balances due at December 31, 2000 and 1999 were $69,839 and $89,323, respectively.

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

                        WORLDWIDE WIRELESS NETWORKS, INC.
                     (formerly Pacific Link Internet, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

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

          The Company has an operating lease for roof space. Monthly lease payments aredue of $200 for thirty-six months starting August 1, 1999 and ending July 31, 2002.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                     (formerly Pacific Link Internet, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE  7  -  Commitments  and  Contingencies  (continued)

          The Company has an operating lease for roof space. Monthly lease payments are due of $300 for thirty-six months starting April 1, 1999 and ending March 31, 2004.

          The Company has an operating lease for office space. Monthly lease payments are due of $2,890 starting March 1, 2000 and ending February 28, 2005.

          The Company has an operating lease for roof space. Monthly lease payments are due of $2,100 starting July 1, 2000 and ending June 30, 2003.

          The Company has an operating lease for roof space. Monthly lease payments are due of $500 starting August 1, 2000 and ending July 31, 2003.

          The Company has an operating lease for roof space. Monthly lease payments are due of $750 starting September 1, 2000 and ending August 31, 2005.

          The Company has an operating lease for roof space. Monthly lease payments are due of $650 starting September 1, 2000 and ending August 31, 2010.

          The Company has an operating lease for roof space. Monthly lease payments are due of $1,275 starting September 1, 2000 and ending August 31, 2010.

          The Company has an operating lease for roof space. Monthly lease payments are due of $1,175 starting September 1, 2000 and ending August 31, 2010.

    Future minimum operating lease payments are as follows at December 31, 2000:

           2001                    $          463,953
           2002                               404,014
           2003                               313,558
           2004                               114,033
           2005                                48,980
                                    -----------------
           Total                    $       1,344,538
                                    =================

          The Company is obligated under employment contracts to officers of the Company through December 31, 2003, for $110,000 total compensation per year.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                     (formerly Pacific Link Internet, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE  7  -  Commitments  and  Contingencies  (continued)

          The Company has an investor group committed to providing capital for the Company's continued expansion and operations. If this funding source did not provide the necessary capital needed, the Company would need to find additional sources of funding, or cut back on the expansion process to maintain operations.

          During 2000, the Company granted 24,966 stock options to a consultant who was not covered under the employee stock option plan. The stock options are exercisable at a price of $3 per share. The fair value of the stock options were determined using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 7%, life of 5 years; volatility of 25% with no dividend yield. In 2000, the Company recorded expenses of $13,800. No stock options were excersied during 2000.

          In November 1999, the Company entered into a purchase agreement with Adaptive Broadband Corporation(Adaptive). The Company has agreed to purchase wireless telecommunications equipment from Adaptive.

     Details  of  the  agreement  are  as  follows:

                                                      Unit  Prices
                                                  ----------------------
                                                  Subscriber    Access
      Time Frame           Quantity Commitment      Units       Points
      ------------------  ----------------------  ----------  ----------
      0-12 months after              2,624 units  $1,675,000  $2,075,000
         effective date

      13-24 months after  additional 5,120 units  $1,250,000  $1,650,000 effective date

      25-36 months after  additional 7,760 units  $1,000,000  $1,400,000 effective date

          As of December 31, 2000, management is in the process of canceling the agreement with Adaptive and returning approximately $1,485,241 in inventory.

NOTE  8  -  Employee  Stock  Option  Plan

          On August 13, 1999, the Company established an Employee Stock Ownership Plan (the Plan). The Plan covers both current and prospective employees, consultants and directors. Employees will be covered under the Incentive Stock Option and consultants will be covered under the Nonstatutory Stock Option.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                     (formerly Pacific Link Internet, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE  8  -  Employee  Stock  Option  Plan(continued)

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

          As of December 31, 2000, there are 895,911 options granted, of which 337,154 are vested. Per FASB 123, the Company is not required to recognize compensation when the options vest since exercise price for all the options granted were at fair market value on the date of grant. No options are exercisable after the expiration of 10 years after the effective grant date. The maximum number of shares to be issued under the plan is 1,000,000.

          A  summary  of  the  option  activity  follows:

- ---------------------  ---------------------  -------------------  ----------------
                       Options Available for  OPTIONS OUTSTANDING  Weighted Average
                               Grant                               Exercise Price
- ---------------------  ---------------------  -------------------  ----------------
Granted                            1,000,000              895,911              3.00
- ---------------------  ---------------------  -------------------  ----------------
Exercised                                  0                    0                 0
- ---------------------  ---------------------  -------------------  ----------------
Cancelled / Forfeited                      0                    0                 0
- ---------------------  ---------------------  -------------------  ----------------
Balances, 12/31/00                 1,000,000              895,911              3.00
- ---------------------  ---------------------  -------------------  ----------------

          Pro forma information regarding net income and earnings per share is required by SFAS N. 123. This information is required to be determined as if the company had accounted for its employee stock options granted during the year under the fair value method of that statement. The fair value of options granted in 2000 reported below has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

       Expected  life  (in  years)               10
       Risk-free  interest  rate               6.0%
       Volatility                               50%
       Dividend  yield                           0%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The company's pro forma information follows:

                        WORLDWIDE WIRELESS NETWORKS, INC.
                     (formerly Pacific Link Internet, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE  8  -  Employee  Stock  Option  Plan  (continued)
                                                        2000          1999
                                                     -----------  -----------
     Pro  forma  net  income                         (4,655,372)  (2,120,000)
     Pro  forma  basic  earnings  per  share               (.37)        (.22)

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

          In June 1999, the Company issued warrants to purchase common stock at various prices for services. The fair value of the warrants were determined using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 7%; warrant life of 5 years; volatility of 25% with no dividend yield. In 1999, the Company recorded expenses of $122,000 in connection with the warrant issuance. No warrants were exercised at December 31, 2000 and the following are outstanding:

        Warrants                                Exercise  Price
        --------                              -------------------
          100,000                             $  3.00  per  share
          100,000                                4.00  per  share
          200,000                                5.00  per  share
        ---------
          400,000
        =========

                        WORLDWIDE WIRELESS NETWORKS, INC.
                     (formerly Pacific Link Internet, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE  10  -  Warrants  (continued)

          On June 19, 2000, the Company entered into a Private Equity Line of Credit Agreement with Whitsend Investments Ltd. (Whitsend). Pursuant to this agreement, Whitsend has committed up to $20,000,000 for the purchase of the Company's common stock over a 36 month period. Once every 15 days, the Company may borrow up to $500,000 from Whitsend if the Company meets certain criteria. The Company is not obligated to draw on any of the available funds. In lieu of providing Whitsend with a minimum aggregate draw down commitment, the Company has issued 125,000 warrants for the purchase of its shares of common stock at $4.69 per share. These warrants expire on June 19, 2003. The fair value of the warrants were determined using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 7%; warrant life of 5years; volatility of 25% with no dividend yield. In 2000, the Company recorded expenses of $48,000 in connection with the warrant issuance. No warrants were excercised during 2000.

          On June 30, 2000, the Company entered into a Convertible Debenture and Warrants Purchase Agreement with several investors. Pursuant to the agreement, the Company converted $1,000,000 of its notes payable to $1,000,000 in convertible debentures and issued 100,000 warrants. The exercise price per share under these warrants will be $4.20 per share. These warrants expire on June 30, 2003. The fair value of the warrants were determined using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 7%; warrant life of 5 years; volatility of 25% with no dividend yield. In 2000, the Company recorded expenses of $63,000 in connection with the warrant issuance.

     On June 30, 2000, the Company entered into a Convertible Debenture and Warrant Purchase Agreement having an aggregate principal amount of $1,000,000. The convertible debentures mature on June 30, 2003, and bear interest at 7% per annum until the earlier of conversion into the Company's common stock or maturity. Interest is payable quarterly in arrears on September 1, October 1, January 1 and June 1 of each year commencing on
     September  1,  2000.

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

                        WORLDWIDE WIRELESS NETWORKS, INC.
                     (formerly Pacific Link Internet, Inc.)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

Note  11  -  Going  Concern

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to restructure the Company's financial position and to adjust operations toward profitability. Management has divested their interest from unprofitable services and has eliminated approximately $2,000,000 of short-term debt through the return of inventory. In addition, funding of the Company's operations may be supplemented by the use of the $20,000,000 equity line as discussed in Note 10.