Form 10KSB/A
period 2000-12-31
WORLDWIDE WIRELESS NETWORKS INC
filed 2001-05-07
CIK 1095821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB/A


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM             TO
                                                 ------------    -------------

                       COMMISSION FILE NUMBER  000-27989

                        WORLDWIDE WIRELESS NETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           NEVADA                                              88-0286466
(STATE OF OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)


                      770 THE CITY DRIVE SOUTH, SUITE 3700
                            ORANGE, CALIFORNIA  92868
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

                        WORLDWIDE WIRELESS NETWORKS, INC.
                                  FORM 10-KSB/A
                      FOR THE YEAR ENDED DECEMBER 31, 2000

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

Item 12   Certain Relationships and Related Transactions                Page  34

Item 13   Exhibits and Reports on Form 8-K                              Page  35

                                     PART I


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Worldwide Wireless Networks, Inc. ("we", or "Worldwide") operates; technology changes; the competition we face; changes in our business strategy or development plans; the high leverage of Worldwide; our ability to attract and retain qualified personnel; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; it's our ability or the ability of our third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.


ITEM  1:  DESCRIPTION  OF  BUSINESS

General
-------

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


Our name, Worldwide Wireless Networks, was designed to indicate to customers and others our vision of providing our high-speed Internet access services through the development of an international network. We are a very young company, and to date our operations have been primarily focused on growing our Southern California customer base. With the exception of our investment in Bridge Technology, described later in this filing, we have no current international operations or offices. As we mature, our business objective is to further develop our international operations, as we believe that the wireless technologies we provide are well-suited for the international marketplace. Due to a conflict with corporate names in California, Worldwide Wireless is doing business as "Global Pacific Internet" in California. We are reviewing what, if anything, can be done to resolve that conflict, while at the same time determining what actions we may be able to take to further protect the name Worldwide Wireless Networks in general. As of the date of this filing, we are not aware of any other conflict involving our name in any other jurisdiction, although there can be no guarantee that none exists or will not develop in the future.

We are incorporated under the laws of the State of Nevada. Our principal executive offices are located at 770 The City Drive South, Suite 3700, Orange, California 92868 and our telephone number is (714) 937-5500.

Worldwide  Wireless'  Products  and  Markets
--------------------------------------------

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

PRINCIPAL  SERVICES

High-speed  Internet:  We  offer  connections to the Internet at speeds from 128
--------------------
kbps to 100 Mbps. This service provides always-connected, secure access for all sizes of commercial businesses. These connections are primarily supported by our wireless network with the balance of customers being served by leased T-1 circuits. We enhance our service by balancing and distributing our traffic across our upstream connections, which include Digital Broadcast Networks, Savis, and Exodus networks. As of December 31, 2000, we had approximately 280 high-speed wireless customers.

Dial-up  Internet  Access:  As of December 31, 2000, we did not provide Internet
-------------------------
access to Internet users using dial-up connections. This service was previously marketed to the general public throughout Orange County and to our commercial customers to support work-at-home, remote server access, and other business applications. As of August 31, 2000, we have divested our dial-up division because we felt the cost of operating this service exceeded the revenue value it did, or would in the future, provide to us.

Data Center Services: We offer web hosting, web site development and co-location
--------------------
services to our customers. Our co-location service allows a customer located outside our wireless network to physically place a computer connected to the customer's network in a secure facility with a high-speed physical connection to the Internet. As of December 31, 2000, we provided these services to approximately 292 customers.

Network  Consulting:  We  offer  design  and implementation services for private
-------------------
wireless networks and consulting services to develop network hardware components. As of December 31, 2000, we provided these services to approximately 11 customers, representing 3% of our total revenues for that fiscal quarter.

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


In November 1999, we entered into a contract to purchase wireless telecommunications equipment from Adaptive Broadband Corporation. Pursuant to the agreement we have committed to purchase 2,624 units, 5,120 units and 7,760 units during the first, second and third years of the agreement, respectively. Due to the expense of retro-fitting our network to be able to use the equipment, we terminated this agreement on February 15, 2001 and have returned equipment that we acquired pursuant to the contract. This will result in a reduction both in inventory and accounts payable of approximately $1,485,240 in the first quarter of 2001. The termination of this agreement is not expected to have any material impact on our continuing operations, and we will incur a restocking fee of $20,000.

Trademark,  License  and  Intellectual  Property
------------------------------------------------

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

Product  Development
--------------------

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

Government  Regulation
----------------------

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

Pacific  Industrial  Partners
-----------------------------


On July 12, 2000, a lawsuit was filed in Orange County Superior Court against us and some of our officers, directors and shareholders by Pacific Industrial Partners, LLC and its corporate affiliates ("PIP") for breach of contract; breach of the implied covenant of good faith and fair dealing; promissory estoppel; and intentional interference with existing contract. The dispute arises out of a convertible debt proposal we signed dated January 6, 2000, as amended, in which PIP proposed to finance up to $2.5 million dollars through the purchase of convertible notes at eight percent interest (with an option to purchase up to $3 million dollars in additional notes). Under this proposal, the conversion price was to be $2 per share for the initial notes, and 50% of the average closing bid price for the 5 trading days prior to conversion for the additional notes if PIP exercised its option. In addition, PIP agreed to grant rooftop rights to us under purportedly favorable leasing agreements. The proposal was subject to completion of due diligence by PIP, the deposit of $100,000 of earnest money into escrow by PIP, the negotiation and execution of final legal documents and agreements between PIP and us, the receipt of an opinion of counsel, and our obtaining all legally-required consents to the transaction, including the approvals of our shareholders and Board of Directors.

Upon receipt of the proposed legal documentation from PIP, much of which contained terms and conditions not in the original proposal letter, and which management and our Board of Directors viewed as onerous to our company and its existing shareholders, our legal counsel notified PIP's counsel, at the direction of our board, that the board could not vote in good faith to accept the new transaction terms as proposed without breaking the fiduciary duties owed to its shareholders, and we ceased negotiations with PIP. Our management, including our in-house counsel, have reviewed the complaint filed by PIP, and it feels there is little merit in the claims raised by PIP. As of the date of this filing, we are in settlement negotiations with PIP to resolve the matter and avoid further litigation.

Sean  Loftis  and  1st  Universe
--------------------------------

We entered into an agreement with Mr. Loftis whereby we would provide wireless internet services to customers located by Mr. Loftis, and with whom Mr. Loftis would enter into contracts to provide wireless internet services. Mr. Loftis received a profit to the extent that the fees charged by him to his customers exceeded the fees charged to him by us. On January 30, 2001, we terminated the agreement, and we were subsequently sued by 1st Universe and Mr. Loftis for breach of contract, breach of the implied covenant of good faith, and interference with contract, among other things. 1st Universe and Mr. Loftis filed the suit on February 6, 2001, in the Superior Court of Orange County, California, seeking compensatory and punitive damages. Mr. Loftis alleges that we breached the agreement by terminating internet access services on short notice and entering into new contracts with his customers. We dispute all of Mr. Loftis' allegations and are actively litigating against his claims.

ITEM  4:  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM  5:  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Market  Information
-------------------

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

          Year  Quarter                    High          Low
          ----  --------------             ----          ----
          1999  First Quarter              4.00          4.00
          1999  Second Quarter             6.00          0.41
          1999  Third Quarter              4.75          2.88
          1999  Fourth Quarter             4.00          2.50
          2000  First Quarter              9.56          4.50
          2000  Second Quarter             7.85          3.19
          2000  Third Quarter              3.56           .85
          2000  Fourth Quarter             1.69          0.25


We have 1,225,000 common shares subject to the exercise of warrants. Approximately 8,400,000 shares of our outstanding common stock are subject to the resale limitations of Rule 144. Additionally, we have submitted a filing with the SEC that has been amended (Number 333-57108) and is currently under review by the SEC. In this amended filing, we are registering up to 17,562,500 shares of common stock pursuant to our agreements with Trinity Capital Advisors, Inc. and AMRO International, S.A.

Use  of  Proceeds  from  SB-2/A,  declared  effective  February  12,  2001
--------------------------------------------------------------------------

On February 12, 2001, the SEC declared effective our filing (Number 333-42774) in which we registered 11,970,060 shares of common stock to the following selling stockholders: Whitsend Investments, Ltd., AMRO International S.A., Trinity Capital Advisors, Inc., Columbia Financial Group, Inc., Technology Equity Fund Corp., The Oxford Group, Inc., and Schumann & Associates. The selling stockholders will receive all of the proceeds from the sale of the shares of common stock offered under this filing. We will not receive any of the proceeds from the sale of shares of common stock by the selling stockholders. Some of the shares of common stock included in that filing will come from the exercise of warrants. We may receive proceeds from the exercise of the warrants should the holders choose to exercise them, in their sole discretion. The selling stockholders have no obligation to exercise or convert their securities, and Worldwide Wireless may never receive any additional proceeds from them. Any proceeds we do receive from them will be contributed to working capital and will be used for general corporate purposes.


Holders
-------

As  of  December  31,  2000,  we  had  approximately 118 stockholders of record.

Dividends.
---------

We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent  Sales  of  Unregistered  Securities;  Use  of Proceeds from Unregistered
--------------------------------------------------------------------------------
Securities
----------

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


On May 25, 2000, we issued 144,887 shares of common stock for cash of $500,000 at $3.45 per share, from a private investor on June 30, 2000. We subsequently recalled the shares and the $500,000 was rolled into an agreement to sell $1,000,000 of convertible debentures and warrants to AMRO International, S.A. and Trinity Capital Advisors, Inc. A condition of the purchase is that we must register the shares of common stock underlying these debentures and warrants with the SEC. These investors are selling stockholders in this filing. As the shares originally issued in May have not yet been physically returned to us, we are continuing to reflect them as issued and outstanding; however, we anticipate that they will be returned and cancelled out in the fourth quarter of 2000. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.


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

On July 12, 2000, we agreed to issue warrants to Columbia Financial Group, Inc. in consideration for services rendered on our behalf. The warrants are exercisable for an aggregate of 600,000 common shares. The services which Columbia Financial Group, Inc. performed for us involved the preparation and dissemination to our shareholders, the media and others, information concerning Worldwide Wireless and our activities. Based upon our negotiation of, and entry into some agreements with, other companies providing or offering to provide these services to us for only cash, as well as our understanding of which Columbia Financial Group, Inc. charges to other clients in cash for the same type of services, we value the service provided to us by Columbia Financial Group, Inc. at approximately $10,000 per year of service. The issuance of these shares was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

On July 19, 2000 we issued 125,000 restricted common shares to Technology Equity Fund Corp. in consideration of $250,000 in cash. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

On January 31, 2001, we entered into a Settlement Agreement with Sinclair Davis Trading Corporation whereby, in exchange for services rendered to Worldwide Wireless, Sinclair Davis will receive 262,500 shares of common stock. Sinclair Davis is a selling stockholder in this filing. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.


In each of the private transactions above referenced above, we believe (and have received investor representations to the effect that) each purchaser:

- was aware that the securities had not been registered under federal securities laws;
- acquired the securities for his/her/its own account for investment purposes of the federal securities laws;7
- understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and
- was aware that the certificate representing the securities would bear a legend restricting its transfer. We believe that, in light of the above, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections
     3(b) and 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

ITEM  6:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including all notes attached to these statements, which appear at the end of this filing. In addition to historical information, the discussion here and elsewhere in this filing contains some forward-looking statements. These statements by their nature involve risks and uncertainties, and should not be construed to imply any promise, certainty or likelihood that these results or trends will necessarily continue in the future. Our actual results in the future may differ significantly from those anticipated by these forward-looking statements, due to many factors including those set out in the "Risk Factors," "Business" and other sections of this filing.


PLAN  OF  OPERATION.
-------------------

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

OVERVIEW.
--------

We are a networking solutions company that provides high speed Internet access using our own wireless network, frame relay circuits, data center services and network consulting. Since April 1999 we have had large-scale commercial operations and have developed a commercial customer base, a direct sales force and have expanded our wireless network. Our primary market is currently Orange County, California, where we operate our wireless network. We initiated limited operations in Los Angeles County, California during late fiscal year 2000. Since inception we have operated at a net loss, due primarily to our investment in expanding our network coverage. Management believes that efforts to continue expansion will result in additional losses from which recovery will be difficult. Therefore, we have temporarily discontinued our expansion efforts beyond our existing Orange County operations. We plan to resume expansion efforts after we have established profitability in Orange County. There can be no assurance that we will be able to access either debt or equity capitalization in sufficient amounts or on acceptable terms to continue to fund operations and continue growth of our customer base. We have received a term sheet from one of our existing investors, Esyon Corporation, indicating a willingness to provide additional debt and/or equity capitalization as may be determined between us from time to time as our financial needs arise. We are currently in the process of reviewing the terms and conditions and expect to enter into an agreement with Esyon within the second fiscal quarter of this year. There can be no assurance that these negotiations will be successful. Additionally, we have a $20,000,000 equity line with Whitsend Investments Limited that may be utilized on an as-needed basis with certain limitations. If we were unable to access this capital, or any other capital for current operations, then we would be unable to continue our operations.

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

Cost  of  Sales.  Cost  of sales consists of third-party network usage and other
---------------
outsourced service costs, cost of equipment sold, and the cost of roof rights. Third-party network costs are expensed in the period when services are rendered and are generally proportional to the number of customers. We do not currently anticipate that inflation will have a material impact on our results of operations.

Sales  and  Marketing.  Sales  and  marketing  expenses  include salaries, sales
---------------------
commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party sales agents, marketing and sales support functions. In an effort to increase our revenues, user base and brand awareness, we expect to increase significantly the amount of spending on sales and marketing over the next year. Marketing costs associated with increasing our user base, which to date have been minimal, are expensed in the period incurred.

General  and  Administrative.  General  and  administrative  expenses  include
----------------------------
salaries, employee benefits and expenses for our executive and finance personal, depreciation of network equipment, technical staff costs, legal, and human resources personnel. Investment in network equipment is related primarily to geographic network expansion and incremental customer installations, which result in increased depreciation expense in future periods. In addition, general and administrative expenses include fees for professional services and occupancy costs. We expect general and administrative expenses to increase in absolute dollars as we continue to expand our administrative infrastructure to support the anticipated growth of our business, including costs associated with being a public company.

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


BRIDGE  TECHNOLOGY
------------------

We have taken an other-than-temporary loss of $500,000 on our original investment in Bridge Technology of $1,200,000, and an unrecognized loss of $400,000, both of which are recorded on our year-end December 31, 2000 financial statements. Our investment in Bridge Technology suffered losses because of weak market conditions. The original price per share of $8.00 in July 2000 suffered from a continuous decline down to $2.06 by the end of December 2000. Based upon market forecasts and the slim probability of a reverse trend, our management recognized a permanent write down from $8.00 to $4.67 per share, and recorded an additional write down of $400,000 on a temporary basis to arrive at an investment carrying value of $300,000 or $2.00 per share. Additionally, the temporary write down recorded at the year ended December 31, 2000 of $400,000 has been reclassified to a permanent write off during the first quarter of 2001.

RECENT  DEVELOPMENTS.
--------------------

On October 27, 1999, we entered into a contract to purchase wireless telecommunications equipment from Adaptive Broadband Corporation. Pursuant to the agreement we committed to purchase 2,624 units, 5,120 units and 7,760 units during the first, second and third years of the agreement, respectively. Units consist of subscriber units or access points. Subscriber units refer to individual customers and access points refer to POPs. The agreement may be terminated by written notice from either party for occurrence of several specific events, notably, if either party is not satisfied with the performance of the other party. On February 15,2001 an agreement was reached with Adaptive Broadband Corporation to terminate the purchase contract and return certain equipment previously acquired which was accomplished in the first quarter of 2001. This will result in a reduction in both inventory and accounts payable of approximately $1,485,240 in the first quarter of 2001. The termination of this agreement is not expected to have any material impact on our continuing operations, and we will incur a restocking fee of $20,000.


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


On May 25, 2000, we issued 144,887 shares of common stock for cash of $500,000 at $3.45 per share, from a private investor on June 30, 2000. We subsequently recalled the shares and the $500,000 was rolled into an agreement to sell $1,000,000 of convertible debentures and warrants to AMRO International, S.A. and Trinity Capital Advisors, Inc. A condition of the purchase is that we must register the shares of common stock underlying these debentures and warrants with the SEC. These investors are selling stockholders in this filing. (See
Item 6: Subsequent Events below) The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

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

We expect to continue to incur significant capital expenditures in the future in our current market of Orange County, including additions and enhancements to our server and network infrastructure, software licenses and furniture, fixtures and equipment. The actual amount of capital expenditures will depend on the rate of growth in our user base and available resources, which is difficult to predict and which could change dramatically over time. Technological advances may also require us to make capital expenditures to develop or acquire new equipment or technology. We anticipate that funding for these activities will come from our equity line of credit, as well as the development of strategic alliances, such as the one that we are contemplating with Eyson.


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

Cost of sales for the fiscal year ended December 31, 2000 was $2,292,996 which represents an increase of $1,320,194 from $972,802 recorded for the period ended December 31, 1999. The increase was primarily attributable to increased third-party network service expense related to the growth in our user base, as well as our expansion of the levels of services including increased equipment sales.

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


On February 12, 2001, the SEC declared effective our Form SB-2/A Registration Statement registering 11,970,060 shares if its common stock. All proceeds from the sale of common stock under this filing will go to the selling stockholders. We will not receive any proceeds from the sale of common stock. Of the 11,970,060 shares offered in the February 12, 2001 filing, 1,225,000 shares are issuable upon the exercise of warrants and 930,525 are issuable upon the conversion of convertible debentures. (See: Item 5: Market for Common Equity and Related Stockholder Matters - Use of Proceeds from SB-2/A, declared effective February 12, 2001.)

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


On March 16, 2001, we submitted a new filing with the SEC that we subsequently amended on March 30, 2001. We are registering 17,562,500 shares of common stock. (See: Item 5 - Market for Common Equity and Related Stockholder Matters).


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

                        DIRECTORS AND EXECUTIVE OFFICERS


Name                          Age            Position Held
----                          ---            -------------

Cliff Bream(1)                 55            President

Jerry Collazo                  41            Chief Executive Officer,
                                             Chief Financial Officer

Tom Rotert(2)                  34            Director, Treasurer, Secretary

Dennis Shen                    34            Director

Jack Tortorice                 52            Chairman of the Board

Vincent (Li-Hsiu) Tsao         37             Director

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

ITEM  10:  EXECUTIVE  COMPENSATION

SUMMARY  COMPENSATION  TABLE
                                                                 Long Term  Compensation
                                                        --------------------------------
                           Annual  Compensation                  Awards          Payouts
                     ---------------------------------  -----------------------  -------
(a)            (b)      (c)         (d)        (e)          (f)          (g)        (h)        (i)

                                              Other     Restricted   Securities
Name and                                     Annual        Stock     Underlying             All Other
Principal                                   Compen-      Award(s)     Options/      LTIP     Compen-
Position      Year   Salary ($)  Bonus ($)  sation ($)      ($)       SARs (#)    Payouts   sation ($)
------------  -----  ----------  ---------  ----------  -----------  -----------  --------  ----------
CLIFF BREAM    2000  120,000     N/A        N/A         N/A          392,500      N/A       10,000
               1999  N/A         N/A        N/A         N/A          N/A          N/A       N/A
               1998  N/A         N/A        N/A         N/A          N/A          N/A       N/A
JERRY          2000  130,000     N/A        N/A         N/A          300,000      N/A       N/A
COLLAZO        1999  N/A         N/A        N/A         N/A          N/A          N/A       N/A
               1998  N/A         N/A        N/A         N/A          N/A          N/A       N/A
VINCENT        2000  N/A         N/A        N/A         N/A          N/A          N/A       N/A
TSAO           1999  N/A         N/A        N/A         N/A          N/A          N/A       N/A
               1998  N/A         N/A        N/A         N/A          N/A          N/A       N/A
TOM ROTERT     2000  42,000      N/A        N/A         60,000       N/A          N/A       N/A
               1999  N/A         N/A        N/A         N/A          N/A          N/A       N/A
               1998  N/A         N/A        N/A         N/A          N/A          N/A       N/A
DENNIS SHEN    2000  72,000      N/A        N/A         N/A          N/A          N/A       6,000
               1999  72,000      N/A        N/A         N/A          N/A          4,500     6,000
               1998  N/A         N/A        N/A         N/A          N/A          N/A       N/A
JACK           2000  150,000     N/A        N/A         N/A          N/A          N/A       6,000
TORTORICE      1999  98,000      N/A        N/A         N/A          N/A          4,500     6,000
               1998  N/A         N/A        N/A         N/A          N/A          N/A       N/A

ITEM  11:  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The percentage of beneficial ownership is based on 15,325,754 shares of common stock outstanding as of March 28, 2001.


--------------------------------------------------------------------------------------------------
(1)                                    (2)                                 (3)              (4)
TITLE OF CLASS            NAME AND ADDRESS OF BENEFICIAL            AMOUNT AND NATURE     PERCENT
                          OWNER                                    OF BENEFICIAL OWNER   OF CLASS
--------------------------------------------------------------------------------------------------
Common Stock              Dennis Shen (Director)                        2,598,500(1)        14.85%
                          And Susan Shen
                          770 The City Drive South, Suite 3700
                          Orange, California 92868
--------------------------------------------------------------------------------------------------
Common Stock              Ming-Chau Yeung                                 688,000(2)         3.93%
                          9 Red Coat Place
                          Irvine, California 92602


--------------------------------------------------------------------------------------------------
Common Stock               Whitsend Investments Limited                 8,153,611(3)        46.59%
                           c/o Dr. Batliner & Partner
                           Aeulestrasse 74
                           FL-9490 Vaduz, Liechtenstein
--------------------------------------------------------------------------------------------------
Common Stock               AMRO International S.A.                      8,147,200(4)        46.56%
                           c/o Utra Finance
                           Grossmunster Platz 26
                           Zurich CH 8022
                           Switzerland
--------------------------------------------------------------------------------------------------
Common Stock              Trinity Capital Advisors, Inc.                3,062,063(5)        17.50%
                          211 Sutter Street, 2nd Floor
                          San Francisco, CA  94108
--------------------------------------------------------------------------------------------------
Common Stock              Columbia Financial Group, Inc.                1,000,000(6)         5.71%
                          1301 York Road, Suite 400
                          Lutherville, MD  21093
--------------------------------------------------------------------------------------------------
Common Stock              Steve Menzies                                   900,000            5.14%
                          6827 S. Industrial
                          Las Vegas, NV  89118
--------------------------------------------------------------------------------------------------
Common Stock              Jack Tortorice (Director)                     2,575,500(7)        14.72%
                          770 The City Drive South, Suite 3700
                          Orange, California 92868
--------------------------------------------------------------------------------------------------
Common Stock              Pacific Industrial Partners LLC                 650,000(8)          3.7%
                          1100 Quail Street, Suite 207
                          Newport Beach, CA  92660
--------------------------------------------------------------------------------------------------
                          ALL EXECUTIVE OFFICERS AND                    5,174,000        36.37%(9)
                          DIRECTORS AS A GROUP                            (????)          (????)
--------------------------------------------------------------------------------------------------

(1) Dennis Shen is the record owner of 500,000 shares and options to purchase 4,500 shares; he and Susan Shen jointly own 1,606,000 shares, and they share voting and investment power over 688,000 shares held by Susan's mother, Ming-Chau (1) Yeung. This number includes the transfer by Mr. Shen of 200,000 shares that Mr. Shen will deliver to PIP under the terms of our Settlement Agreement with them.

(2) Includes options to purchase 3,600 shares exercisable within 60 days from the date of this filing.

(3) Includes 125,000 warrants to purchase common stock which can be exercised at the election of Whitsend Investments Limited during the term of their Agreement, as well as 7,031,200 shares which could, if we elected in our sole discretion to draw down on our private equity line of credit, obligate Whitsend Investments Limited to purchase up to 7,031,200 shares within 60 days from the date of this filing. This assumes we do not draw down for purposes of financing an acquisition, in which case the maximum amount that could be drawn down would depend upon the acquisition price of our target and, since there is no acquisition currently being contemplated, that amount cannot be determined today. Our agreement with Whitsend provides that it cannot own more than 9.9% of our total issued and outstanding common stock at any given time, however investors should not assume that the amount of overall dilution attributable to Whitsend will be limited to that amount, because each of the following events could increase the amount of overall dilution attributable to Whitsend under its agreement with us:
     (a) our issuance of new shares of common stock; (b) the sale of stock by Whitsend into the market (which we may or may not be aware of at that time); and/or (c) the express or implied waiver of that limitation by Whitsend at any time during the term of our agreement.

(4) Includes 70,000 warrants that can be exercised at the election of AMRO within 60 days from the date of this filing, 815,435 shares of common stock it owns as a result of converting a portion of its convertible debentures, and, assuming no change in our current share price of $0.19 as of March 28, 2001, 4,013,157 shares of common stock it could own as a result of fully converting its convertible debentures within 60 days from the date of this filing (including $32,144 of accrued interest as of the date of this filing). Our agreement with AMRO provides that it cannot own more than 9.9% of our total issued and outstanding common stock at any given time, however investors should not assume that the amount of overall dilution attributable to AMRO will be limited to that amount, because each of the following events could increase the amount of overall dilution attributable to AMRO under its agreement with us: (a) our issuance of new shares of common stock; (b) the sale of stock by AMRO into the market (which we may or may not be aware of at that time); and/or (c) the express or implied waiver of that limitation by AMRO at any time during the term of our agreement.

(5) Includes 30,000 warrants that can be exercised at the election of Trinity within 60 days from the date of this filing, 1,403,759 shares of common stock that Trinity owns as a result of converting a portion of its convertible debentures, and, assuming no change in our current share price of $0.19 as of March 28, 2001, shares of common stock it could own as a result of fully converting its convertible debentures within 60 days from the date of this filing (not including any accrued interest). Our agreement with Trinity provides that it cannot own more than 9.9% of our total issued and outstanding common stock at any given time, however investors should not assume that the amount of overall dilution attributable to Trinity will be limited to that amount, because each of the following events could increase the amount of overall dilution attributable to Trinity under its agreement with us: (a) our issuance of new shares of common stock; (b) the sale of stock by Trinity into the market (which we may or may not be aware of at that time); and/or (c) the express or implied waiver of that limitation by Trinity at any time during the term of our agreement.

(6) Includes warrants to purchase 1,000,000 shares of common stock that can be exercised by Columbia Financial Group, Inc. within 60 days from the date of this filing.

(7) Includes options to purchase 4,500 shares exercisable within 60 days from the date of this filing.

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

ITEM  13:  EXHIBITS  AND  REPORTS  ON  FORM  8-K


    EXHIBIT
    NUMBER     DESCRIPTION
--------------------------------------------------------------------------------

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

Reports  on  Form  8-K
----------------------

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


(Registrant)  Worldwide  Wireless  Networks,  Inc.

By:  /s/  Jerry  Collazo
     ----------------------------------
     Jerry  Collazo
     President


By:  /s/  Steve Button
     ----------------------------------
     Steve Button
     Controller


Date:  May 7, 2001

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature                      Title                          Date
--------------------------------------------------------------------------------

/s/  Dennis  Shen
-------------------------
Dennis  Shen                  Director                    May  7,  2001

/s/  Jack  Tortorice
-------------------------
Jack  Tortorice               Director                    May  7,  2001