Form 10QSB
period 2001-03-31
WORLDWIDE WIRELESS NETWORKS INC
filed 2001-05-15
CIK 1095821

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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
Yes  X     No
    ---       ---

As of March 31, 2001, there were 16,079,336 shares of the registrant's Common Stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

The registrant represents that the Consolidated Financial Statements furnished herein have been reviewed by Chisholm & Associates, the Company's independent auditors, and prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that such Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Worldwide Wireless Networks, Inc. and its subsidiaries (the "Company") as of March 31, 2001, and the results of its operations and its cash flows for the three months then ended.

                        WORLDWIDE WIRELESS NETWORKS, INC.


                        Consolidated Financial Statements

                                 March 31, 2001

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Worldwide Wireless Networks, Inc. (formerly Pacific Link Internet, Inc.) Orange, CA


We have reviewed the accompanying balance sheet of Worldwide Wireless Networks, Inc. as of March 31, 2001 and the related statements of income and cash flows for the period then ended. These financial statements are the responsibility of the company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated January 19, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

     /s/

Chisholm  &  Associates
April  27,  2001

                          Worldwide Wireless Networks, Inc.
                             Consolidated Balance Sheets

                                      ASSETS
                                      ------


                                                 March 31, 2001    December 31, 2000
                                                ----------------  -------------------
CURRENT ASSETS

Cash and Cash Equivalents                       $        13,827   $          121,329
Accounts Receivable                                     126,448              278,797
Allowance for Doubtful Accounts                         (27,194)             (15,000)
Other Current Assets                                      6,120                7,500
Inventory                                               320,478            2,131,892
Prepaid Expenses                                        200,313               39,001
                                                ----------------  -------------------
   Total Current Assets                                 639,992            2,563,519
                                                ----------------  -------------------
PROPERTY & EQUIPMENT

Office Equipment                                        193,980              197,592
Leased Equipment                                         61,315               61,315
Machinery Equipment                                   1,720,471            1,839,675
                                                ----------------  -------------------
                                                      1,975,766            2,098,582

Less:
   Accumulated Depreciation - Leased Equipment          (61,315)             (61,315)
   Accumulated Depreciation                            (887,528)            (801,475)
                                                ----------------  -------------------

   Total Property & Equipment                         1,026,923            1,235,792
                                                ----------------  -------------------

OTHER ASSETS

Investments                                             300,000              300,000
Other Assets                                                715                2,858
Deposits                                                 52,522               52,421
                                                ----------------  -------------------

   Total Other Assets                                   353,237              355,279
                                                ----------------  -------------------

TOTAL ASSETS                                    $     2,020,152   $        4,154,590
                                                ================  ===================

                             Worldwide Wireless Networks, Inc.
                                Consolidated Balance Sheets

                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      March 31, 2001    December 31, 2000
                                                     ----------------  -------------------
CURRENT LIABILITIES

Accounts Payable                                     $     1,211,691   $        3,099,153
Accrued Expenses                                             546,764              328,816
Lines of Credit                                               60,279               69,839
Unearned Revenue                                              78,148               90,525
Current Portion of Long Term Liabilities                   2,083,484            1,663,080
                                                     ----------------  -------------------

   Total Current Liabilities                               3,980,366            5,251,413
                                                     ----------------  -------------------

LONG TERM LIABILITIES

Notes Payable                                              1,008,484              677,282
Notes Payable - Related Party                                 75,000               75,000
Convertible Debentures                                     1,780,500            2,000,000
Capital Lease Payable                                              0               10,798
Less Current Portion                                      (2,083,484)          (1,663,080)
                                                     ----------------  -------------------

   Total Long Term Liabilities                               780,500            1,100,000
                                                     ----------------  -------------------

TOTAL LIABILITIES                                          4,760,866            6,351,413
                                                     ----------------  -------------------

STOCKHOLDERS' EQUITY

Common Stock, 50,000,000 Shares of $.001 Par Value
   Authorized, 16,079,336 and 12,844,060 Shares
   Issued and Outstanding                                     16,079               12,844
Additional Paid In Capital                                 5,867,851            5,380,633
Accumulated Other Comprehensive Income (Loss)                      0             (400,000)
Retained Earnings                                         (8,624,644)          (7,190,300)
                                                     ----------------  -------------------

   Total Stockholders' Equity                             (2,740,714)          (2,196,823)
                                                     ----------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $     2,020,152   $        4,154,590
                                                     ================  ===================

                     Worldwide Wireless Networks, Inc.
                   Consolidated Statements of Operations


                                           Three Months Ended March 31,
                                           ----------------------------
                                               2001           2000
                                           -------------  -------------
SALES                                      $    514,025   $    817,227

COST OF GOODS SOLD                              363,457        560,292
                                           -------------  -------------

GROSS PROFIT                                    150,568        256,935
                                           -------------  -------------

OPERATING EXPENSES
  General And Administrative Expenses         1,044,901      1,126,513
  Sales                                          89,342        162,435
                                           -------------  -------------
TOTAL OPERATING EXPENSES                      1,134,243      1,288,948
                                           -------------  -------------

OPERATING INCOME                               (983,675)    (1,032,013)
                                           -------------  -------------

OTHER INCOME AND (EXPENSE)
  Interest Expense                              (95,161)       (21,327)
  Interest Income                                   101              0
  Miscellaneous Income                           44,391          3,045
  Loss on Investment                           (400,000)             0
                                           -------------  -------------
                                               (450,669)       (18,282)
                                           -------------  -------------

NET INCOME (LOSS)                           ($1,434,344)   ($1,050,295)
                                           =============  =============

NET INCOME (LOSS) PER SHARE                      ($0.11)        ($0.09)
                                           -------------  -------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES     13,654,025     12,189,321
                                           =============  =============

                        Worldwide Wireless Networks, Inc.
                      Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,


                                                           2001           2000
                                                       -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                       ($1,434,344)   ($1,050,292)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
     Depreciation and Amortization                          161,301        116,549
     Bad Debt                                                12,194         15,000
     Shares Issued for Services                             185,625        425,417
     Shares Issued for Insurance Policy                      77,501         33,000
     Shares Issued for Interest                               8,332              0
     Loss on Investment                                     400,000              0
     Loss on Sale of Assets                                   5,385              0
  Changes in Asset and Liabilities
  (Increase) Decrease in Current Assets:
     Accounts Receivable                                    152,349       (356,975)
     Other Current Assets                                     1,380        (17,258)
     Inventory                                            1,891,548       (504,164)
     Prepaid Expenses                                      (161,312)       (33,355)
  Increase (Decrease) in Current Liabilities:
     Accounts Payable                                    (1,887,462)       550,557
     Accrued Expenses                                       217,948         42,141
     Lines of Credit                                         (9,560)        (2,778)
     Unearned Revenue                                       (12,377)        38,102
                                                       -------------  -------------

Net Cash Provided (Used) by Operating Activities           (391,492)      (744,056)
                                                       -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                        (39,701)      (225,095)
  Proceeds from Sale of Assets                                1,750              0
  Cash Paid for Deposits                                       (101)       (25,349)
  Cash from Deferred Charges                                  2,143          4,782
                                                       -------------  -------------

Net Cash Provided (Used) by Investing Activities            (35,909)      (245,662)
                                                       -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Debt Financing                              375,000        474,650
  Principal Payments on Debt Financing                      (54,596)        (5,889)
  Shares Issued for Cash                                          0        500,000
  Registration Fees Paid                                       (505)             0
                                                       -------------  -------------

Net Cash Provided (Used) by Financing Activities            319,899        968,761
                                                       -------------  -------------

Net Increase (Decrease) in Cash and Cash Equivalents       (107,502)       (20,957)
                                                       -------------  -------------

Cash and Cash Equivalents
  Beginning                                                 121,329        136,311
                                                       -------------  -------------

  Ending                                               $     13,827   $    115,354
                                                       =============  =============

Supplemental Cash Flow Information
  Cash paid for Interest                               $     20,221   $          0
  Cash paid for Income Taxes                           $          0   $          0
Non-cash Financing Transactions:
  Stock Issued for Services                            $    185,625   $    458,417
  Stock Issued for Accrued Interest                    $      8,332   $          0
Stock Issued to Retire Long Term Liabilities           $    219,500   $          0

                        WORLDWIDE WIRELESS NETWORKS, INC.
                          (a Development Stage Company)

                        Notes to the Financial Statements
                                 March 31, 2001


GENERAL
-------

Worldwide Wireless Networks, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.

UNAUDITED  INFORMATION
----------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all normal and recurring adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

INVENTORY
---------

In November 1999, the Company entered into a purchase agreement with Adaptive Broadband Corporation (Adaptive). During 2001, the purchase agreement has been canceled and $1,485,241 in inventory has been returned to Adaptive.

INVESTMENTS
-----------

During 2001, the Company has recognized a loss of $400,000 for the investment in the common stock of Bridge Technology, Inc. (Bridge). The loss has been recognized due to management's determination that the value of Bridge is a permanent decline.

CONVERTIBLE  DEBENTURES
-----------------------

During 2001, the Company issued 2,219,194 shares of its common stock for notes payable and accrued interest of $227,832.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANT



     We hereby consent to the use of our report for the three months ended March 31, 2001, dated April 7, 2001 in the Form 10QSB for Worldwide Wireless Network, Inc.


     /s/
Chisholm & Associates
May  7,  2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING "FORWARD LOOKING STATEMENTS". Statements contained in this quarterly report that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which we operate; technology changes; the competition we face; changes in our business strategy or development plans; the high leverage of Worldwide; our ability to attract and retain qualified personnel; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; it's our ability or the ability of our third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Overview.  Worldwide  Wireless  is  a networking solutions company that provides
--------
high speed Internet access using our own wireless network, data center services and network consulting. Since April 1999 we have undertaken large-scale commercial operations and have developed a commercial customer base, a direct sales force and have expanded our wireless network. Our primary market is currently Orange County, California, where we operate our wireless network.
Since our inception, we have operated at a net loss, due primarily to our investment in expanding our network coverage and customer acquisition costs. Management believes that efforts to continue expansion will result in additional losses from which recovery would be difficult. Therefore, we have temporarily discontinued our expansion efforts beyond our Orange County operations. We plan to resume expansion efforts in other markets after we have established profitability in Orange County. There can be no assurance that we will be able to access either debt or equity capitalization in sufficient amounts or on acceptable terms to continue to fund operations and continue growth of our customer base, nor that we will ever achieve profitability from operations. We have received a term sheet from one of our existing investors, Eyson Corporation, indicating a willingness to provide additional debt and/or equity capitalization as may be determined between us from time to time as our financial needs arise. We are currently in the process of reviewing the terms and conditions and expect to enter into an agreement with Eyson during the second quarter of this year. In addition, we have a $20,000,000 equity line of credit with Whitsend Investments Limited that may be utilized on an as needed basis with certain limitations. If we are unable to access this capital, or any other capital to fund current operations, then we would be unable to continue operations.

Revenues.  We  generate  revenues  primarily  through  the  sale of annuity-like
--------
service contracts with customers, the sale of equipment and installation of wireless networks, and network consulting. We recognize revenues when services are completed. Our revenues for the three month periods ended March 31, 2001 and 2000 were $514,025 and $817,227, respectively, which represents a 37% decrease. The decrease in revenue from the three months ended March 31, 2000 is primarily attributable to discontinuing unprofitable segments of our business, such as Dial-up, DSL, and certain frame circuit services. Additionally, sales of equipment declined from $295,598 to $89,765 for the three months ended March 31, 2000, and 2001, respectively. Sales of wireless services increased slightly to $325,601 for the three months ending March 31, 2001, from $318,853 for the three months ended March 31, 2000. We believe that growth in revenue will come from additional penetration in markets currently served by existing networks, expansion of complimentary product lines to existing and new customers, and geographic expansion using currently deployed technologies. We have spent, and intend to continue to spend, significant resources on these activities.

Cost  of  Sales.  Our  cost  of  sales consists of third-party network usage and
---------------
other outsourced service costs; the cost of roof rights; and the cost of equipment sold. Third-party network costs are expensed in the period when services are rendered and are generally proportional to the number of customers. Our total costs of sale for goods and services sold for the three months ended March 31, 2001, and 2000, equaled $363,457, and $560,292, respectively, reflecting a decrease of 35%. The decrease in our cost of sales for the three months ended March 31, 2001 is relative to the decrease in revenue due to the discontinuance of Dial-up, DSL, and certain frame relay services, as well as, reduced costs associated with equipment sales. We do not currently anticipate that inflation will have a material impact on our results of operations in the near future.

Sales  and  Marketing.  Sales  and  marketing  expenses  include salaries, sales
---------------------
commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party sales agents, marketing and sales support functions. For the three months ended March 31, 2001, and 2000, our sales and marketing expense equaled $89,342 and $162,435, respectively, for a decrease of 45% from the prior year. The decrease in sales and marketing expense for the three months ended March 31, 2001 is attributable to staff restructuring due to the suspension of our Los Angeles expansion. In the fourth quarter of 2000, management restructured the sales department, reducing the number of sales representatives to six and eliminating the telemarketing group as part of a reorientation towards a concentration on the Orange County market, and a suspension of the Los Angeles expansion. In an effort to increase our revenues, user base, and brand awareness, we expect to increase significantly the amount of spending on sales and marketing over the next year. Marketing costs associated with increasing our user base, which to date have been minimal, are expensed in the period incurred.

General  and  Administrative.  General  and  administrative  expenses  include
----------------------------
salaries, employee benefits and expenses for our executive, finance, depreciation of network equipment, technical staff costs, legal, and human resources personnel. Investment in network equipment is related primarily to geographic network expansion and incremental customer installations, which result in increased depreciation expense in future periods. In addition, general and administrative expenses include fees for professional services and occupancy costs. Our general and administrative expenses were $1,044,901 for the three months ended March 31, 2001, compared with $1,126,513 for the three months ended March 31, 2000. This represents a decrease of $81,612, or 7%, for the three months ended March 31, 2001. The decrease in general and administrative expense for the three months ended March 31, 2001 are attributable to implementing management's restructuring plan, including staff reductions to focus on the Orange County market. We expect general and administrative expenses to continue to decline as further cost restructuring efforts are implemented.

Interest  Expense.  Interest  expense consists primarily of interest accrued for
-----------------
notes payable. We incurred a significant increase in the principal amount of our notes payable during fiscal year 2000, totaling over $2,000,000. The increase to $95,161, for the three months ended March 31, 2001, from $21,327 for the three months ended March 31, 2000, represents an increase of $73,834, or 346%, due to the increase in our overall level of indebtedness.

Loss  on  Investment.  We  have taken an additional other-than-temporary loss of
--------------------
$400,000 on our original investment of $1,200,000 in Bridge Technology during the three months ended March 31, 2001. Our investment in Bridge Technology has suffered from losses due to weak market conditions. The original price per share of $8.00 in July 2000 suffered from a continuous decline down to $2.06 by the end of December 2000, and has continued to remain in the low $2.00 range through the period ended March 31, 2001. Based upon market forecasts and the slim probability of a reverse trend, our management recognized a permanent write down from $8.00 to $4.67 per share at December 31, 2000, and recorded an additional write down of $400,000 during the period ended March 31, 2001, to arrive at a re-stated carrying value of $300,000 for this investment, or $2.00 per share.

LIQUIDITY  AND  CAPITAL  RESOURCES.

Since Worldwide Wireless Networks, Inc.'s inception, we have financed our operations primarily through the private placement of equity securities, loans, leasing arrangements and cash-flow from operations. As of March 31, 2001, cash reserves totaled $13,827, and current assets totaled $639,992. The decrease in current assets from $2,563,519 at March 31, 2000 is primarily due to significant reductions in inventory accomplished by returning unnecessary equipment valued at approximately $1,500,000 to several suppliers.

Our current liabilities as of March 31, 2001 were $3,980,366, of which $2,083,484 accounted for the current portion of our long-term liabilities discussed above, and $1,211,691 is attributable to current accounts payable. Of the current portion of long-term liabilities, one note with outstanding principal of $91,947 requires monthly payments of $16,667, including interest; the other notes do not require payment until maturity. Management is negotiating maturity extensions; however no assurance can be given that such extensions will be achieved. We have paid interest rates ranging from 15.5% to 32.5%, or an average of 21.7%, on these obligations as a new company without a credit history. As of March 31, 2001, we had $780,500 in long-term liabilities (other than the current portion of long-term liabilities discussed above and reflected on our financial statement as a current liability).

As of March 31, 2001, our principal commitments consisted of office, roof-rights payments, and equipment leases. Future minimum principal payments on notes payable were approximately $95,483. Operating lease payments due through the end of fiscal years 2001 and 2002 were $463,953 and $404,014, respectively.

Net cash used to fund our operating activities for the three months ended March 31, 2001 was $391,492, compared to $744,056 in funds utilized by operating activities for the three months ended March 31, 2000, representing a decrease of 47%. Net cash used for operating activities consisted primarily of net operating losses and network asset purchases.

Net cash provided by our financing activities was $319,899 for the three months ended March 31, 2001, a decrease of $648,862 compared to the $968,761 for the three months ended March 31, 2000. Net cash provided by financing activities was attributable to the sale of debt and equity securities as described in the Recent Developments section below.

Our net loss for the three months ended March 31, 2001 totaled $1,434,344, or $0.11 per share, compared to $1,050,295, or $.09 per share, for the three months ended March 31, 2000. The net loss for March 31, 2001 included a recognized loss of $400,000 on securities held for investment.

We expect to continue to incur future significant capital expenditures in our current market of Orange County, including additions and enhancements to our server and network infrastructure, software licenses, and equipment. The actual amount of capital expenditures will depend on the rate of growth in our user base and available resources, which is difficult to predict, and which could change dramatically over time. Technological advances may also require us to make capital expenditures to develop or acquire new equipment or technology.

We have investigated the availability, source and terms for external debt financing, and we are exploring options that may be available to us. However, we cannot assure that we will be able to obtain financing on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the repayment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

Any future securities offerings will be affected through registered offerings, or in compliance with applicable exemptions under federal and state laws. The purchasers and manner of issuance will be determined according to our financial needs and the terms available. After determination of the availability of debt financing, we may elect to offer securities and, accordingly, we will determine the type of offering or the type or number of securities which we will offer at that time. However, we cannot assure that a future securities offering will be successful. We have no plans to make a public offering of our common stock at this time. We also note that each time we issue more shares of our common stock, our shareholders experience dilution in the percentage of ownership of their common stock.

Management  Plan.
----------------
Our primary business goals are to continue to streamline operations, increase market penetration in Orange County, become self-sufficient and establish profitability utilizing our current network in Orange County. After we accomplish this, we will resume our expansion plans in other markets.

RECENT  DEVELOPMENTS.

Adaptive  Broadband  Corporation.
--------------------------------

In November 1999, we entered into a contract to purchase wireless telecommunications equipment from Adaptive Broadband Corporation. Under that agreement, we committed to purchase 2,624 units, 5,120 units and 7,760 units during the first, second and third years of the agreement, respectively. Due to the expense of retro-fitting our network to be able to use the equipment, we terminated this agreement on February 15, 2001 and have returned equipment that we acquired pursuant to the contract. This will result in a reduction both in inventory and accounts payable of approximately $1,485,240 in the first quarter of 2001. The termination of this agreement is not expected to have any material impact on our continuing operations, other than that we will incur a restocking fee of no more than $20,000.

Filing  of  Registration  Statement.
-----------------------------------

On May 7, 2001, we filed Pre-Effective Amendment No. 4 to our Registration Statement on Form SB-2 (Registration No. 333-57108) which we filed with the U.S. Securities and Exchange Commission under the Securities Act of 1933 (the
"SB-2/A"). Our initial filing of this Form SB-2 was on March 15, 2001. The filing of this registration statement was made to meet our obligations to some selling stockholders under various agreements we have entered into. These selling stockholders are offering for sale up to 19,804,364 shares of our common stock. All proceeds from the sale of common stock under the SB-2/A will go to the selling stockholders. We will not receive any proceeds from the sale of common stock. We may, however, receive proceeds from the exercise of warrants described in the SB-2/A, should the holders of the warrants choose to exercise them (which is solely in the holders' discretion). Of the 19,804,364 shares offered in the SB-2/A, 16,000,000 may be issuable upon the conversion of convertible debentures.

Esyon  Corporation
------------------
We have received a term sheet from one of our existing investors, Esyon Corporation, indicating a willingness to provide additional debt and/or equity capitalization in such amounts as may be mutually determined between us. We are continuing to negotiate a definitive strategic alliance agreement with Esyon, however in the interim Esyon has made loans to us in the principal face amount of $475,000 under secured promissory notes bearing interest at 10% per annum and coming due in June 2002. We are hopeful that the definitive agreement will be completed by the end of the second fiscal quarter of 2001, although there can be no assurance that it will be completed by that time or at all.

Settlement  of  Dispute  with  Pacific  Industrial  Partners,  LLC
------------------------------------------------------------------

On July 12, 2000, a lawsuit was filed in Orange County Superior Court against us and some of our officers, directors and shareholders by Pacific Industrial

Partners, LLC and its affiliates (collectively, "PIP") for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel and intentional interference with existing contract. The dispute arose out of a convertible debt note we signed dated January 6, 2000, as amended, in which PIP proposed to finance up to $2.5 million dollars through the purchase of convertible notes at eight percent interest (with an option to purchase up to $3 million dollars in additional notes).

On April 17, 2001, we resolved the dispute through settlement negotiations. In exchange for dismissal of the pending litigation and releases of all claims against all parties, we have agreed to the following: (a) cash payment of $115,000, of which $70,000 was paid by check from persons other than us to PIP and its affiliates, and the remaining balance of $45,000 is payable from us by installments under a promissory note, which is secured by a Stipulated Entry of Judgment for that amount; (b) 400,000 shares of common stock of WWWN to be transferred to PIP and its affiliates; and (c) 1,000,000 warrants for the purchase of 1,000,000 shares of our free-trading common stock. With respect to the warrants, we are registering for resale only the shares underlying the warrants. The free-trading common stock was provided to the Company by some of our founding stockholders. As of the date of this filing, we have issued warrants for the purchase of 250,000 shares.

Universal  Business  Insurance,  Inc.
-------------------------------------

We executed a Share Purchase Agreement with Universal Business Insurance, Inc. on March 30, 2001. Under this Agreement, we agreed to issue, register for free trading and deliver 553,582 shares of common stock to Universal in exchange for payment of our premium owed for Director's and Officer's insurance coverage for the period between March 13, 2001 and March 13, 2002. The amount of the applicable premium was $66,429.83. Additionally, we granted Universal an option to purchase an additional amount of 55,358 shares of common stock in the event that our highest bid price on July 30, 2001 is less than $0.10 per share.

Feldhake,  August  &  Roquemore  LLP
------------------------------------

We have entered into a Share Purchase Agreement with our outside law firm, Feldhake, August & Roquemore LLP. Under that agreement, we have issued 200,000 shares of common stock for a credit of $20,000 to be applied against our outstanding balance with them.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Except as disclosed below, we are not involved in any material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject:

Sean  Loftis  and  1st  Universe  L.P.
-------------------------------------

We entered into an agreement with Mr. Loftis whereby we would provide wireless internet services to customers located by Mr. Loftis, and with whom Mr. Loftis would enter into contracts to provide wireless internet services. Mr. Loftis received a profit to the extent that the fees charged by him to the customer exceeded the fees charged by us to him. On January 30, 2001 we terminated the agreement, and we were subsequently sued by 1st Universe and Mr. Loftis for, among other things, breach of contract, breach of the implied covenant of good faith and interference with contract. 1st Universe and Mr. Loftis filed the suit on February 6, 2001, in the Superior Court of Orange County, California, seeking compensatory and punitive damages. Mr. Loftis alleges that we breached the agreement by terminating internet access services on short notice and entering into new contracts with his customers. We dispute all of Mr. Loftis' allegations and are actively litigating against his claims.

DFL  Capital  Partners,  LLC
----------------------------

On March 28, 2000, we filed a lawsuit in Orange County, California Superior Court - Central Justice Center, against one of our former consultants, DFL Capital Partners, LLC, and our former legal counsel, alleging, among other things, fraud and malpractice. The dispute arose out of an Option Agreement we entered into in 1998 whereby DFL provided certain consulting services in exchange for options to purchase common stock of Worldwide Wireless. We retained legal counsel recommended to us by DFL, but we were never advised that the partner of the law firm who represented us specifically was, at the same time, also the managing member of DFL Capital Partners, LLC. As a result of this undisclosed conflict of interest, we believe that the agreement which the law firm counseled us to sign did not adequately protect us in terms of the services which we understood we were supposed to receive and the number of stock options which DFL was to receive as compensation for these services. We began settlement negotiations with DFL during fiscal year 2000, and subsequently dismissed the lawsuit. At this point, with no settlement having yet been achieved, we are re-evaluating our claims against DFL and our former counsel, and continue to dispute DFL's entitlement to any interest in the Company.

ITEM  2  -  CHANGES  IN  SECURITIES

None

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5  -  OTHER  INFORMATION

None


ITEM  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     EXHIBIT
     NUMBER          DESCRIPTION

     4.3(3)    Form of Promissory Note with Esyon Corporation

     10.15(1) Settlement Agreement, dated January 25, 2001, between Worldwide Wireless and Sinclair Davis Trading Corporation.

     10.16(2) Share Purchase Agreement, dated March 30, 2001, between Worldwide Wireless and Universal Business Insurance, Inc.

     10.17(2) Settlement Agreement, dated April 17, 2001, between Worldwide Wireless and Pacific Industrial Partners

     10.18(2) Share Purchase Agreement, dated April 23, 2001, between Worldwide Wireless and Feldhake, August & Roquemore LLP

     10.19(3) Letter of Intent, dated December 28, 2000, between Esyon Corporation and Worldwide Wireless

     23.1* Consent of Independent Public Accountants dated April 27, 2001, for quarterly financial statements ended March 31, 2001

               1    Previously filed with Form  SB-2/A  dated  March  16, 2001
               2    Previously filed with Form  SB-2/A  dated  April  24, 2001
               3    Previously filed with Form  SB-2/A  dated  May  7, 2001
               *    Filed herewith



Reports  on  Form  8-K.

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE  WIRELESS  NETWORKS,  INC.


Date:  May 15, 2001




  /s/  Jerry  Collazo
---------------------
Jerry  Collazo
President and Acting Chief Executive Officer


  /s/  Steve  Button
--------------------
Steve  Button
Controller