Form 10KSB/A
period 2000-12-31
WORLDWIDE WIRELESS NETWORKS INC
filed 2001-06-15
CIK 1095821

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

Item 12   Certain Relationships and Related Transactions                Page  34

Item 13   Exhibits and Reports on Form 8-K                              Page  35

                                     PART I


CAUTIONARY STATEMENT. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Worldwide Wireless Networks, Inc. ("we", or "Worldwide") operates; technology changes; the competition we face; changes in our business strategy or development plans; the high leverage of Worldwide; our ability to attract and retain qualified personnel; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; our ability or the ability of our third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission.


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

On July 19, 2000, Worldwide Wireless issued 125,000 shares of common stock for cash of $250,000 at $2.00 per share. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

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

     3.2(3) Certificate of Amendment to Articles of Incorporation of Second Investors Group, Inc. filed June 19, 1998

     3.3(3) Certificate of Amendment to Articles of Incorporation of Progressive Environmental Recovery Corporation dated January 29, 1999

     3.4(3) Amended and Restated Bylaws of Worldwide Wireless Networks, Inc., dated September 14, 1999

     4.1(3)    Form  of  Stock  Purchase  Warrant  Agreement

     4.2(3)    Form  of  7%  Convertible  Debenture


     4.3(7)    Form of Promissory Note with Esyon Corporation

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

     10.12(4)  Employment  Agreement with Charles Bream dated January 1, 2000

     10.13(4) Consultant Agreement, dated July 12, 2000, between Worldwide Wireless and Columbia Financial Group

     10.14(4) Consultant Agreement, dated November 2000, between Worldwide Wireless and Columbia Financial Group


     10.15(6) Settlement Agreement, dated January 25, 2001, between Worldwide Wireless and Sinclair Davis Trading Corporation.

     10.16(8) Stock Option Agreement, dated October 5, 2000, between Worldwide Wireless and Charles C. Bream (previously misfiled on Form 8-K filed on October 31, 2000 as Exhibit 99.1)

     10.17(8) Performance Stock Option Agreement, dated October 5, 2000, between Worldwide Wireless and Charles C. Bream (previously misfiled on Form 8-K filed on October 31, 2000 as Exhibit 99.2)

     10.18(8) Employment Agreement, dated August 4, 2000, between Worldwide Wireless and Jerry Collazo

     10.19(7) Share Purchase Agreement, dated March 30, 2001, between Worldwide Wireless and Universal Business Insurance, Inc.

     10.20(7) Settlement Agreement, dated April 17, 2001, between Worldwide Wireless and Pacific Industrial Partners

     10.21(7) Share Purchase Agreement, dated April 23, 2001, between Worldwide Wireless and Feldhake, August & Roquemore LLP

     10.22(7) Letter of Intent, dated December 28, 2000, between Worldwide Wireless and Esyon Corporation


     11.1      N/A

     12.1      N/A

     13.1      N/A

     14.1      N/A

     15.1      N/A

     16.1      N/A

     17.1(2)   Letter  Regarding  Director  Resignation

     18.1      N/A

     19.1      N/A

     20.1      N/A

     21.1(2)   Subsidiaries  of  the  Registrant

     22.1      N/A

     23.1 * Consent of Independent Public Accountants March 28, 2001, for year-end financial statements

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

     99.4(3) Resolution of the Board of Directors of Worldwide Wireless dated June 1, 2000 authorizing the issuance of shares to Schumann & Associates

     99.5(5) Resolution of the Board of Directors of Worldwide Wireless dated October 18, 2000 authorizing the amendment of the Warrant Agreements with Columbia Financial Group, Inc. to amend the exercise price of the warrants



               *    Filed  herewith
               1    As  previously  filed  with  the  Form  8-K  on May 12, 2000
               2    As  previously  filed  with the Form 8-K on October 31, 2000
               3    As  previously  filed  with  the Form SB-2/A on November 21,
                    2000
               4    As  previously filed with the Form SB-2/A on January 5, 2001
               5    As  previously  filed  with  the  SB-2/A on February 9, 2001
               6    As  previously  filed with the Form SB-2/A on March 16, 2001
               7    As  previously  filed with the Form SB-2/A on April 24, 2001
               8    As  previously  filed  with the Form 10-KSB/A on May 7, 2001


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


(Registrant)  Worldwide  Wireless  Networks,  Inc.

By:  /s/  Jerry  Collazo
     ----------------------------------
     Jerry  Collazo
     President


By:  /s/  Jerry  Collazo
     ----------------------------------
     Jerry Collazo, Principal Accounting Officer
     Principal  Accounting  Officer


Date:  June 14, 2001


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature                      Title                          Date
--------------------------------------------------------------------------------

/s/  Dennis  Shen
-------------------------
Dennis  Shen                  Director                    June 14,  2001

/s/  Jack  Tortorice
-------------------------
Jack  Tortorice               Director                    June 14,  2001