Form 10QSB
period 2001-06-30
WORLDWIDE WIRELESS NETWORKS INC
filed 2001-08-14
CIK 1095821

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

As of June 30, 2001, there were 21,145,013 shares of the registrant's Common Stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

The registrant represents that the Consolidated Financial Statements furnished herein have been reviewed by Chisholm & Associates, the Company's independent auditors, and prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that such Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Worldwide Wireless Networks, Inc. and its subsidiaries (the "Company") as of June 30, 2001, and the results of its operations and its cash flows for the six months then ended.

                        WORLDWIDE WIRELESS NETWORKS, INC.


                        Consolidated Financial Statements

                                  June 30, 2001

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of Worldwide Wireless Networks, Inc. (formerly Pacific Link Internet, Inc.) Orange, CA


We have reviewed the accompanying balance sheet of Worldwide Wireless Networks, Inc. as of June 30, 2001 and the related statements of income and cash flows for the period then ended. These financial statements are the responsibility of the company's management.

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

/s/

Chisholm  &  Associates
July  19,  2001

                               Worldwide Wireless Networks, Inc.
                                  Consolidated Balance Sheets


                                                      ASSETS
                                                      ------


                                                           June 30, 2001    December 31, 2000
                                                          ---------------  -------------------
                                                            (Unaudited)
CURRENT ASSETS

Cash and Cash Equivalents                                 $       47,059   $          121,329
Accounts Receivable (Less Allowance for                           32,418              278,797
   Doubtful Accounts of $5,115 and $15,000 Respectively)          (5,115)             (15,000)
Other Current Assets                                                                    7,500
Inventory                                                        186,263            2,131,892
Prepaid Expenses                                                 146,840               39,001
                                                          ---------------  -------------------

   Total Current Assets                                          407,465            2,563,519
                                                          ---------------  -------------------

PROPERTY & EQUIPMENT

Office Equipment                                                 193,981              197,592
Leased Equipment                                                 115,165               61,315
Machinery Equipment                                            1,753,428            1,839,675
                                                          ---------------  -------------------
                                                               2,062,574            2,098,582

Less:
   Accumulated Depreciation - Leased Equipment                   (65,803)             (61,315)
   Accumulated Depreciation                                   (1,047,863)            (801,475)
                                                          ---------------  -------------------

   Total Property & Equipment                                    948,908            1,235,792
                                                          ---------------  -------------------

OTHER ASSETS

Investments                                                      300,000              300,000
Other Assets                                                                            2,858
Deposits                                                          46,413               52,421
                                                          ---------------  -------------------

   Total Other Assets                                            346,413              355,279
                                                          ---------------  -------------------

TOTAL ASSETS                                              $    1,702,786   $        4,154,590
                                                          ===============  ===================


                            Worldwide Wireless Networks, Inc.
                               Consolidated Balance Sheets
                         LIABILITIES  AND  STOCKHOLDERS'  EQUITY
                         ---------------------------------------


                                                      June 30, 2001    December 31, 2000
                                                     ---------------  -------------------
                                                       (Unaudited)
CURRENT LIABILITIES

Accounts Payable                                          1,122,235   $        3,099,153
Accrued Expenses                                            748,046              328,816
Lines of Credit                                              56,629               69,839
Unearned Revenue                                             43,083               90,525
Current Portion of Long Term Liabilities                  2,106,788            1,663,080
                                                     ---------------  -------------------

   Total Current Liabilities                              4,076,781            5,251,413
                                                     ---------------  -------------------

LONG TERM LIABILITIES

Notes Payable                                               990,930              677,282
Notes Payable - Related Party                                75,000               75,000
Convertible Debentures                                    1,802,500            2,000,000
Capital Lease Payable                                        40,858               10,798
Less Current Portion                                     (2,106,788)          (1,663,080)
                                                     ---------------  -------------------

   Total Long Term Liabilities                              802,500            1,100,000
                                                     ---------------  -------------------

TOTAL LIABILITIES                                         4,879,281            6,351,413
                                                     ---------------  -------------------

STOCKHOLDERS' EQUITY

Common Stock, 50,000,000 Shares of $.001 Par Value
   Authorized, 21,145,013 and 12,844,060 Shares
   Issued and Outstanding                                    21,145               12,844
Additional Paid In Capital                                6,053,980            5,380,633
Accumulated Other Comprehensive Income (Loss)                     0             (400,000)
Retained Earnings                                        (9,251,620)          (7,190,300)
                                                     ---------------  -------------------

   Total Stockholders' Equity                            (3,176,495)          (2,196,823)
                                                     ---------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    1,702,786   $        4,154,590
                                                     ===============  ===================


                                Worldwide Wireless Networks, Inc.
                              Consolidated Statements of Operations
                                           (Unaudited)
                                         Three Months Ended June 30,  Six Months Ended June 30,
                                         ---------------------------  -------------------------
                                               2001         2000          2001           2000
                                           ------------  -----------  -------------  ------------
SALES                                      $   538,671      857,767   $  1,052,696   $ 1,674,994

COST OF GOODS SOLD                             312,280      470,549        675,737     1,030,841
                                           ------------  -----------  -------------  ------------

GROSS PROFIT                                   226,391      387,218        376,959       644,153
                                           ------------  -----------  -------------  ------------

OPERATING EXPENSES
  General And Administrative Expenses          694,945    1,018,749      1,739,846     2,145,262
  Sales                                         79,432      176,572        168,774       339,004
                                           ------------  -----------  -------------  ------------
TOTAL OPERATING EXPENSES                       774,377    1,195,321      1,908,620     2,484,266
                                           ------------  -----------  -------------  ------------

OPERATING INCOME                              (547,986)    (808,103)    (1,531,661)   (1,840,113)
                                           ------------  -----------  -------------  ------------

OTHER INCOME AND (EXPENSE)
  Interest Expense                             (82,811)     (37,157)      (177,972)      (58,484)
  Interest Income                                    0            0            101             0
  Miscellaneous Income                           3,821       29,645         48,212        32,690
  Loss on Investment                                 0            0       (400,000)            0
                                           ------------  -----------  -------------  ------------
TOTAL OTHER INCOME AND (EXPENSE)               (78,990)      (7,512)      (529,659)      (25,794)
                                           ------------  -----------  -------------  ------------

NET INCOME (LOSS)                            ($626,976)    (815,615)   ($2,061,320)   (1,865,907)
                                           ============  ===========  =============  ============

NET INCOME (LOSS) PER SHARE                     ($0.03)      ($0.07)        ($0.13)       ($0.15)
                                           ============  ===========  =============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES    18,469,640   12,370,658     16,030,177    12,281,380
                                           ============  ===========  =============  ============

                         Worldwide Wireless Networks, Inc.
                       Consolidated Statements of Cash Flows
                         For the Six Months Ended June 30,
                                    (Unaudited)

                                                           2001           2000
                                                       -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                       ($2,061,320)   ($1,865,907)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
     Depreciation and Amortization                          326,523        251,703
     Bad Debt                                                (9,885)        34,553
     Shares Issued for Services                             185,625        530,407
     Shares Issued for Insurance Policy                      77,501         33,000
     Shares Issued for Interest                               8,616              0
     Loss on Investment                                     400,000              0
     Loss on Sale of Assets                                   5,385              0
  Changes in Asset and Liabilities
  (Increase) Decrease in Current Assets:
     Accounts Receivable                                    246,379       (358,629)
     Other Current Assets                                     7,500        (22,821)
     Inventory                                            2,025,768     (2,223,506)
     Prepaid Expenses                                      (107,839)       (16,503)
  Increase (Decrease) in Current Liabilities:
     Accounts Payable and Accrued Expenses               (1,557,695)     2,322,532
     Accrued Expenses                                                            0
     Lines of Credit                                        (13,210)        (8,728)
     Unearned Revenue                                       (47,442)         3,063
                                                       -------------  -------------

Net Cash Provided (Used) by Operating Activities           (514,094)    (1,320,836)
                                                       -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                       (127,308)      (539,634)
  Proceeds from Sale of Assets                                2,150              0
  Net Cash (to) from Deposits                                 6,008        (25,474)
  Cash from Deferred Charges                                  2,858          9,563
                                                       -------------  -------------

Net Cash Provided (Used) by Investing Activities           (116,292)      (555,545)
                                                       -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Debt Financing                              440,750        600,000
  Principal Payments on Debt Financing                      (97,042)       (44,441)
  Transfer of Assets to inventory
  Shares Issued for Cash                                    212,991      1,220,000
  Registration Fees Paid                                       (583)             0
                                                       -------------  -------------

Net Cash Provided (Used) by Financing Activities            556,116      1,775,559
                                                       -------------  -------------

Net Increase (Decrease) in Cash and Cash Equivalents        (74,270)      (100,822)
                                                       -------------  -------------


Cash and Cash Equivalents
  Beginning                                                 121,329        136,311
                                                       -------------  -------------

  Ending                                               $     47,059   $     35,489
                                                       =============  =============

Supplemental Cash Flow Information
  Cash paid for Interest                               $     37,644   $      9,953
  Cash paid for Income Taxes                           $          0   $          0
Non-cash Financing Transactions:
  Stock Issued for Goods and Services                  $    263,126   $          0
  Stock Issued for Accrued Interest                    $      8,616   $          0
  Stock Issued to acquire Investment                                  $  1,200,000
Stock Issued to Retire Long Term Liabilities           $    197,500   $    100,000

                        WORLDWIDE WIRELESS NETWORKS, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001



                                     GENERAL

Worldwide Wireless Networks, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.

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

INVESTMENTS
-----------

During 2001, the Company has recognized a loss of $400,000 for the investment in the common stock of Bridge Technology, Inc. (Bridge). The loss has been recognized due to management's determination that the value of Bridge is in a permanent decline.

CONVERTIBLE  DEBENTURES
-----------------------

During 2001, the Company issued 3,339,164 shares of its common stock for notes payable and accrued interest of $206,116.

EQUITY  LINE  OF  CREDIT
------------------------

During 2001, the Company issued 3,945,707 shares of its common stock for cash of $212,991.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANT



     We hereby consent to the use of our report for the three months ended June 30, 2001, dated July 19, 2001 in the Form 10QSB for Worldwide Wireless Network, Inc.


/s/

Chisholm  &  Associates
July  30,  2001

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

Overview.  Worldwide  Wireless  is  a networking solutions company that provides
--------
high speed Internet access using our own wireless network, data center services and network consulting. Since April 1999 we have undertaken large-scale commercial operations and have developed a commercial customer base, a direct sales force and have expanded our wireless network. Our primary market is currently Orange County, California, where we operate our wireless network.
Since our inception, we have operated at a net loss, due primarily to our investment in expanding our network coverage and customer acquisition costs. Management believes that efforts to continue expansion will result in additional losses from which recovery would be difficult. Therefore, we have temporarily discontinued our expansion efforts beyond our Orange County operations. We plan to resume expansion efforts in other markets after we have established profitability in Orange County. There can be no assurance that we will be able to access either debt or equity capitalization in sufficient amounts or on acceptable terms to continue to fund operations and continue growth of our customer base, nor that we will ever achieve profitability from operations. We are currently in the process of reviewing the terms and conditions and expect to enter into an agreement with Esyon during the third quarter of this year. However there can be no assurance that a final agreement with Esyon will be concluded or that any additional funds will be made available by Esyon. In addition, we have a $20,000,000 equity line of credit with Whitsend Investments Limited that may be utilized on an as needed basis with certain limitations. If we are unable to access this capital, or any other capital to fund current operations, then we would be unable to continue operations.

Revenues.  We  generate  revenues  primarily  through  the  sale of annuity-like
--------
service contracts with customers, the sale of equipment and installation of wireless networks, and network consulting. We recognize revenues when services are completed. Our revenues for the six months ended June 30, 2001 and 2000 were $1,052,696 and $1,674,994, respectively, which represents a 37% decrease. The decrease in revenue for the six months ended June 30, 2001, compared to the same period in 2000, is primarily attributable to discontinuing unprofitable segments of our business, such as Dial-up, DSL, and certain frame circuit services. Additionally, sales of equipment declined from $452,935 to $204,540 for the six months ended June 30, 2000, and 2001, respectively. Sales of wireless services decreased to $610,644 for the three months ending June 30, 2001, from $669,242 for the six months ended June 30, 2000 due primarily to the slowing economy. We believe that growth in revenue will come from additional penetration in markets currently served by existing networks, expansion of complimentary product lines to existing and new customers, and geographic expansion using currently deployed technologies. We have spent, and intend to continue to spend, significant resources on these activities.

Cost  of  Sales.  Our  cost  of  sales consists of third-party network usage and
---------------
other outsourced service costs; the cost of roof rights; and the cost of equipment sold. Third-party network costs are expensed in the period when services are rendered and are generally proportional to the number of customers. Our total costs of sale for goods and services sold for the six months ended June 30, 2001, and 2000, equaled $675,737, and $1,030,841, respectively, reflecting a decrease of 34%. The decrease in our cost of sales for the six months ended June 30, 2001 is relative to the decrease in revenue due to the discontinuance of Dial-up, DSL, and certain frame relay services, as well as, reduced costs associated with equipment sales. We do not currently anticipate that inflation will have a material impact on our results of operations in the near future.

Sales  and  Marketing.  Sales  and  marketing  expenses  include salaries, sales
---------------------
commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party sales agents, marketing and sales support functions. For the six months ended June 30, 2001, and 2000, our sales and marketing expense equaled $168,774 and $339,004, respectively, for a decrease of 50% from the prior year. The decrease in sales and marketing expense for the six months ended June 30, 2001 is attributable to staff restructuring due to the suspension of our Los Angeles expansion. In the fourth quarter of 2000, management restructured the sales department, reducing the number of sales representatives to six and eliminating the telemarketing group as part of a reorientation towards a concentration on the Orange County market, and a suspension of the Los Angeles expansion. In an effort to increase our revenues, user base, and brand awareness, we expect to increase significantly the amount of spending on sales and marketing over the next year. Marketing costs associated with increasing our user base, which to date have been minimal, are expensed in the period incurred.

General  and  Administrative.  General  and  administrative  expenses  include
----------------------------
salaries, employee benefits and expenses for our executive, finance, human resources, and technical staff; repairs, maintenance, and depreciation of network equipment; legal, professional, and other services; and occupancy costs for business premises. Investment in network equipment is related primarily to geographic network expansion and incremental customer installations, which result in increased depreciation expense in future periods. In addition, general and administrative expenses include fees for professional services and occupancy costs. Our general and administrative expenses were $1,739,846 for the six months ended June 30, 2001, compared with $2,145,262 for the six months ended June 30, 2000. This represents a decrease of $405.416, or 19%, for the six months ended June 30, 2001. The decrease in general and administrative expense for the six months ended June 30, 2001 is attributable to implementing management's restructuring plan, including staff reductions, to focus on the Orange County market. We expect general and administrative expenses to continue to decline as further cost restructuring efforts are implemented.

Interest  Expense.  Interest  expense consists primarily of interest accrued for
-----------------
notes payable. We incurred a significant increase in the principal amount of our notes payable during fiscal year 2000, totaling over $2,000,000. The increase to $177,972 for the six months ended June 30, 2001, from $58,484 for the six months ended June 30, 2000, represents an increase of $119,488 or 204%, due to the increase in our overall level of indebtedness.

Loss on Investment.  We have taken a total other-than-temporary loss of $900,000
------------------
on our original investment of $1,200,000 in Bridge Technology during the six months ended June 30, 2001. Our investment in Bridge Technology has suffered from losses due to weak market conditions. The original price per share of $8.00 in July 2000 suffered a continuous decline down to $2.06 by the end of December 2000, and has continued to remain in the low $2.00 range through the period ended June 30, 2001. Based upon market forecasts and the slim probability of a reverse trend, our management recognized a permanent write down from $8.00 to $4.67 per share at December 31, 2000, and recorded an additional write down of $400,000 during the period ended March 31, 2001, to arrive at a re-stated carrying value of $300,000 for this investment, or $2.00 per share.

LIQUIDITY  AND  CAPITAL  RESOURCES.

Since Worldwide Wireless Networks, Inc.'s inception, we have financed our operations primarily through the private placement of equity securities, loans, leasing arrangements and cash-flow from operations. As of June 30, 2001, cash reserves totaled $47,059 and current assets totaled $407,465. The decrease in current assets from $2,563,519 at December 31, 2000 is primarily due to significant reductions in inventory accomplished by returning unnecessary equipment valued at approximately $1,500,000 to several suppliers, sales of surplus equipment, and tighter management of accounts receivable.

Our current liabilities as of June 30, 2001 were $4,076,781 of which $2,106,788 accounted for the current portion of our long-term liabilities, and $1,122,235 is attributable to current accounts payable. Of the current portion of long-term liabilities, one note with outstanding principal of $67,184 requires monthly payments of $16,667, including interest and is due September 28, 2001. The other notes do not require payments until maturity. Management is negotiating maturity extensions; however no assurance can be given that such extensions will be achieved. We have paid interest rates ranging from 15.5% to 32.5%, or an average of 21.7%, on these obligations as a new company without a credit history. As of June 30, 2001, we had $802,500 in long-term liabilities (other than the current portion of long-term liabilities discussed above and reflected on our financial statement as a current liability).

As of June 30, 2001, our principal commitments consisted of office, roof-rights payments, and equipment leases. Future minimum principal payments on notes payable were approximately $70,693. Operating lease payments due through the end of fiscal years 2001 and 2002 were $221,682 and $484,616, respectively.

The company has several operating leases, primarily for roof rights in Los Angeles County and office space in both Orange and Los Angeles County, payments for which total $208,327 for fiscal 2001 and $212,564 for fiscal 2002. The company has not made payments on these leases as of March 1, 2001 and is negotiating termination or sub-leases on these sites. The accompanying financial statements include accrued expenses totaling $59,366 through June 30, 2001 for these leases.

Net cash used to fund our operating activities for the six months ended June 30, 2001 was $514,094, compared to $1,320,836 in funds utilized by operating activities for the six months ended June 30, 2000, representing a decrease of 61%. Net cash used for operating activities consisted primarily of net operating losses and network asset purchases.

Net cash provided by our financing activities was $556,116 for the six months ended June 30, 2001, a decrease of $1,219,443 compared to the $1,775,559 for the six months ended June 30, 2000. Net cash provided by financing activities was attributable to the sale of debt and equity securities as described in the Recent Developments section below.

Our net loss for the six months ended June 30, 2001 totaled $2,061,320 or $0.13 per share, compared to $1,865,907 or $.15 per share, for the six months ended June 30, 2000. The net loss for June 30, 2001 included a recognized loss of $400,000 on securities held for investment.

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

RECENT  DEVELOPMENTS.

Adaptive  Broadband  Corporation.
--------------------------------

In November 1999, we entered into a contract to purchase wireless telecommunications equipment from Adaptive Broadband Corporation. Under that agreement, we committed to purchase 2,624 units, 5,120 units and 7,760 units during the first, second and third years of the agreement, respectively. Due to the expense of retro-fitting our network to be able to use the equipment, we terminated this agreement on February 15, 2001 and have returned equipment that we acquired pursuant to the contract. This resulted in a reduction both in inventory and accounts payable of approximately $1,485,240 in the first quarter of 2001. The termination of this agreement is not expected to have any material impact on our continuing operations, other than a restocking fee of $15,000.

Filing  of  Registration  Statement.
-----------------------------------

On June 14, 2001, we filed Pre-Effective Amendment No. 6 to our Registration Statement on Form SB-2 (Registration No. 333-57108) which we filed with the U.S. Securities and Exchange Commission under the Securities Act of 1933 (the
"SB-2/A"). Our initial filing of this Form SB-2 was on March 15, 2001. The filing of this registration statement was made to meet our obligations to some selling stockholders under various agreements we have entered into. These selling stockholders are offering for sale up to 19,804,274 shares of our common stock. All proceeds from the sale of common stock under the SB-2/A will go to the selling stockholders. We will not receive any proceeds from the sale of common stock. We may, however, receive proceeds from the exercise of warrants described in the SB-2/A, should the holders of the warrants choose to exercise them (which is solely in the holders' discretion). Of the 19,804,274 shares offered in the SB-2/A, 16,000,000 may be issuable upon the conversion of convertible debentures.

Esyon  Corporation
------------------
We received a term sheet in December 2000 from Esyon Corporation that indicated a willingness to provide additional debt and/or equity capitalization in such amounts as may be mutually determined between us. We are continuing to negotiate a definitive strategic alliance agreement with Esyon, however in the interim Esyon has made loans to us in the principal face amount of $487,000 under secured promissory notes bearing interest at 10% per annum and coming due in June 2002. We anticipate the definitive agreement will be completed by the end of the year ended 2001, although there can be no assurance that it will be completed by that time or at all.

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

On April 17, 2001, we resolved the dispute through settlement negotiations. In exchange for dismissal of the pending litigation and releases of all claims against all parties, we have agreed to the following: (a) cash payment of $115,000, of which $70,000 was paid by check from persons other than us to PIP and its affiliates, and the remaining balance of $45,000 is payable from us by installments under a promissory note, which is secured by a Stipulated Entry of Judgment for that amount; (b) 400,000 shares of common stock of WWWN to be transferred to PIP and its affiliates; and (c) 1,000,000 warrants for the purchase of 1,000,000 shares of our free-trading common stock. With respect to the warrants, we are registering for resale only the shares underlying the warrants. The free-trading common stock received by PIP in the settlement was provided by some of our founding stockholders. As of the date of this filing, we have issued warrants for the purchase of 500,000 shares.

Universal  Business  Insurance,  Inc.
-------------------------------------

We executed a Share Purchase Agreement with Universal Business Insurance, Inc. on March 30, 2001. Under this Agreement, we agreed to issue, register for free trading and deliver 553,582 shares of common stock to Universal in exchange for payment of our premium owed for Director's and Officer's insurance coverage for the period between March 13, 2001 and March 13, 2002. The amount of the applicable premium was $66,429.83. Additionally, we granted Universal an option to purchase an additional amount of 55,358 shares of common stock in the event that our highest bid price on July 30, 2001 is less than $0.10 per share. On August 6, 2001, pursuant to the Share Purchase Agreement, we issued Universal an additional 55,358 shares of restricted common stock in accordance with the Securities and Exchange Commission Regulation 144 as the highest bid price on July 30, 2001 was less than $0.10 per share.


Feldhake,  August  &  Roquemore  LLP
------------------------------------

We have entered into a Share Purchase Agreement with our outside law firm, Feldhake, August & Roquemore LLP. Under that agreement, we will issue 200,000 shares of common stock for a credit of $20,000 to be applied against our outstanding balance with them.

Bridge  Technology,  Inc.
-------------------------

We entered into an agreement with Bridge Technology, Inc. on June 28, 2000. Under this Agreement, we issued 300,000 shares of restricted common stock for 150,000 restricted shares of Bridge Technology common stock. The shares were issued as restricted in accordance with the Securities and Exchange Commission Regulation 144. During the second quarter ended June 30, 2001, we were notified by Bridge Technology that they unilaterally cancelled the 150,000 share stock certificate issued to us without our consent. We view this as an illegal and fraudulent action. The asset has a current carrying value of $300,000 on the balance sheet and as described in the Loss on Investment section, we have recognized a cumulative write down of $900,000 for this asset on our statement of operations. At this time we are contemplating our options ranging from further negotiations to possible litigation.

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

ITEM  2  -  CHANGES  IN  SECURITIES

None

ITEM  3  (A)  -  DEFAULTS  UPON  SENIOR  SECURITIES

PHI  Mutual  Ventures,  LC
--------------------------

On March 15, 2000 PHI Mutual Ventures, LC loaned us $1,000,000 under a secured promissory note bearing interest at 11% per annum. The promissory note became due on March 15, 2001, and began to accrue a late interest rate of 18% per annum. As of the date of this filing, we are in default on the principal and interest in the amount of $1,203,953, which indebtedness exceeds 5% of our total assets.

We are currently negotiating with PHI Mutual Ventures, LC to obtain an extension on the promissory note, however there can be no assurance that these negotiations will be successful.

Mutual  Ventures  Corporation
-----------------------------

On October 24, 2000 Mutual Ventures Corporation loaned us $200,000 under a secured promissory note bearing interest at 12% per annum. The promissory note became due on January 24, 2001, and began to accrue a late interest rate of 18% per annum. As of the date of this filing, we are in default on the principal and interest in the amount of $225,810, which indebtedness exceeds 5% of our total assets.

We are currently negotiating with Mutual Ventures Corporation to obtain an extension on the promissory note, however there can be no assurance that these negotiations will be successful.


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5  -  OTHER  INFORMATION

None

ITEM  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     EXHIBIT
     NUMBER          DESCRIPTION
     ------          -----------

     4.33      Form  of  Promissory  Note  with  Esyon  Corporation

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


Reports  on  Form  8-K.
----------------------

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE  WIRELESS  NETWORKS,  INC.


Date:  August  13,  2001





     /s/
-----------------
Jerry  Collazo
President  and  Acting  Chief  Executive  Officer




    /s/
-----------------
Steve  Button
Controller