Form 10QSB
period 2001-09-30
WORLDWIDE WIRELESS NETWORKS INC
filed 2001-11-14
CIK 1095821

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

As of September 30, 2001, there were 42,839,039 shares of the registrant's Common Stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

The registrant represents that the Consolidated Financial Statements furnished herein have been reviewed by Chisholm & Associates, the Company's independent auditors, and prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that such Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Worldwide Wireless Networks, Inc. and its subsidiaries (the "Company") as of September 30, 2001, and the results of its operations and its cash flows for the nine months then ended.

                        WORLDWIDE WIRELESS NETWORKS, INC.


                        Consolidated Financial Statements

                               September 30, 2001

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of Worldwide Wireless Networks, Inc. (formerly Pacific Link Internet, Inc.) Orange, CA


We have reviewed the accompanying balance sheet of Worldwide Wireless Networks, Inc. as of September 30, 2001 and the related statements of income and cash flows for the period then ended. These financial statements are the responsibility of the company's management.

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

     /s/

Chisholm  &  Associates
October  31,  2001

                                    Worldwide Wireless Networks, Inc.
                                      Consolidated Balance Sheets

                                              ASSETS
                                              ------


                                                           September 30, 2001    December 31, 2000
                                                          --------------------  -------------------
                                                              (Unaudited)
CURRENT ASSETS

Cash and Cash Equivalents                                 $            16,012   $          121,329
Accounts Receivable (Less Allowance for
   Doubtful Accounts of $5,115 and $15,000 Respectfully)               66,569              263,797
Other Current Assets                                                        -                7,500
Inventory                                                             151,316            2,131,892
Prepaid Expenses                                                      100,192               39,001
                                                          --------------------  -------------------

   Total Current Assets                                               334,089            2,563,519
                                                          --------------------  -------------------

PROPERTY & EQUIPMENT

Office Equipment                                                      193,981              197,592
Leased Equipment                                                      115,165               61,315
Machinery Equipment                                                 1,817,663            1,839,675
                                                          --------------------  -------------------
                                                                    2,126,809            2,098,582

Less:
   Accumulated Depreciation - Leased Equipment                        (71,017)             (61,315)
   Accumulated Depreciation                                        (1,212,438)            (801,475)
                                                          --------------------  -------------------

   Total Property & Equipment                                         843,354            1,235,792
                                                          --------------------  -------------------

OTHER ASSETS

Investments                                                           150,000              300,000
Other Assets                                                                -                2,858
Deposits                                                               43,523               52,421
                                                          --------------------  -------------------

   Total Other Assets                                                 193,523              355,279
                                                          --------------------  -------------------

TOTAL ASSETS                                              $         1,370,966   $        4,154,590
                                                          ====================  ===================

                             Worldwide Wireless Networks, Inc.
                               Consolidated Balance Sheets
                           LIABILITIES AND STOCKHOLDERS' EQUITY
                         ---------------------------------------



                                                      September 30, 2001    December 31, 2000
                                                     --------------------  -------------------
                                                         (Unaudited)
CURRENT LIABILITIES

Accounts Payable                                     $         1,166,468   $        3,099,153
Accrued Expenses                                                 926,686              328,816
Lines of Credit                                                   53,000               69,839
Unearned Revenue                                                  58,149               90,525
Current Portion of Long Term Liabilities                       2,173,079            1,663,080
                                                     --------------------  -------------------

   Total Current Liabilities                                   4,377,382            5,251,413
                                                     --------------------  -------------------

LONG TERM LIABILITIES

Notes Payable                                                  1,069,743              677,282
Notes Payable - Related Party                                     75,000               75,000
Convertible Debentures                                         1,603,530            2,000,000
Capital Lease Payable                                             28,336               10,798
Less Current Portion                                          (2,173,079)          (1,663,080)
                                                     --------------------  -------------------

   Total Long Term Liabilities                                   603,530            1,100,000
                                                     --------------------  -------------------

TOTAL LIABILITIES                                              4,980,912            6,351,413
                                                     --------------------  -------------------

STOCKHOLDERS' EQUITY

Common Stock, 50,000,000 Shares of $.001 Par Value
   Authorized, 42,839,039 and 12,844,060 Shares
   Issued and Outstanding                                         42,839               12,844
Additional Paid In Capital                                     6,244,770            5,380,633
Accumulated Other Comprehensive Income (Loss)                          0             (400,000)
Retained Earnings                                             (9,897,555)          (7,190,300)
                                                     --------------------  -------------------

   Total Stockholders' Equity                                 (3,609,946)          (2,196,823)
                                                     --------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $         1,370,966   $        4,154,590
                                                     ====================  ===================

                                        Worldwide Wireless Networks, Inc.
                                      Consolidated Statements of Operations
                                                   (Unaudited)


                                             Three Mths Ended September 30,      Nine Mths Ended September 30,
                                           ----------------------------------  ---------------------------------
                                                 2001              2000             2001              2000
                                           -----------------  ---------------  ---------------  ----------------
SALES                                               477,595   $    1,046,146        1,530,291         2,757,520

COST OF GOODS SOLD                                  198,107          804,875          873,844         1,835,716
                                           -----------------  ---------------  ---------------  ----------------

GROSS PROFIT                                        279,488          241,271          656,447           921,804
                                           -----------------  ---------------  ---------------  ----------------

OPERATING EXPENSES
  General And Administrative Expenses               600,662          972,520        2,340,508         3,248,688
  Sales                                              74,534          366,868          243,308           574,966
                                           -----------------  ---------------  ---------------  ----------------
TOTAL OPERATING EXPENSES                            675,196        1,339,388        2,583,816         3,823,654
                                           -----------------  ---------------

OPERATING INCOME                                   (395,707)      (1,098,117)      (1,927,368)       (2,901,850)
                                           -----------------  ---------------  ---------------  ----------------

OTHER INCOME AND (EXPENSE)
  Interest Expense                                 (102,489)         (49,322)        (280,461)         (107,806)
  Interest Income                                         -                -              101                 -
  Miscellaneous Income                                2,262            3,690           50,474                 -
  Loss on Investment                               (150,000)               -         (550,000)                -
                                           -----------------  ---------------  ---------------  ----------------
TOTAL OTHER INCOME AND (EXPENSE)                   (250,228)         (45,632)        (779,887)         (107,806)
                                           -----------------  ---------------                   ----------------

NET INCOME (LOSS)                                  (645,935)     ($1,143,749)      (2,707,255)       (3,009,656)
                                           =================  ===============  ===============  ================

NET INCOME (LOSS) PER SHARE                           (0.02)          ($0.09)           (0.11)            (0.24)
                                           =================  ===============  ===============  ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES         37,119,511       12,833,214       23,245,140        12,511,135
                                           =================  ===============  ===============  ================

                        Worldwide Wireless Networks, Inc.
                      Consolidated Statements of Cash Flows
                    For the Nine Months Ended September 30,
                                  (Unaudited)


                                                            2001           2000
                                                       --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                        ($2,707,255)   ($3,009,656)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
     Depreciation and Amortization                           496,312        401,322
     Bad Debt                                                 (9,885)        (7,505)
     Shares Issued for Services                              185,625        545,407
     Shares Issued for Insurance Policy                       77,501         33,000
     Shares Issued for Interest                               23,844              0
     Loss on Investment                                      550,000              0
     Loss on Sale of Assets                                    5,385              0
  Changes in Asset and Liabilities
  (Increase) Decrease in Current Assets:
     Accounts Receivable                                     207,113       (226,051)
     Other Current Assets                                      7,500        (14,237)
     Inventory                                             2,060,706     (2,027,707)
     Prepaid Expenses                                        (61,191)       (26,755)
  Increase (Decrease) in Current Liabilities:
     Accounts Payable and Accrued Expenses                (1,334,816)     2,537,318
     Accrued Expenses                                              0
     Lines of Credit                                         (16,839)       (10,057)
     Unearned Revenue                                        (32,376)       (10,829)
                                                       --------------  -------------

Net Cash Provided (Used) by Operating Activities            (548,376)    (1,815,750)
                                                       --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                        (191,544)      (819,441)
  Proceeds from Sale of Assets                                 2,150              0
  Net Cash (to) from Deposits                                  8,898        (15,327)
  Cash from Deferred Charges                                   2,858          7,803
                                                       --------------  -------------

Net Cash Provided (Used) by Investing Activities            (177,638)      (826,965)
                                                       --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Debt Financing                               440,750      1,775,000
  Principal Payments on Debt Financing                      (130,750)       (57,434)
  Transfer of Assets to inventory
  Shares Issued for Cash                                     311,280        970,000
  Registration Fees Paid                                        (583)        (6,879)
                                                       --------------  -------------

Net Cash Provided (Used) by Financing Activities             620,697      2,680,687
                                                       --------------  -------------

Net Increase (Decrease) in Cash and Cash Equivalents        (105,317)        37,972
                                                       --------------  -------------


Cash and Cash Equivalents
  Beginning                                                  121,329        136,311
                                                       --------------  -------------

  Ending                                               $      16,012   $    174,283
                                                       ==============  =============

Supplemental Cash Flow Information
  Cash paid for Interest                               $      48,730   $     12,422
  Cash paid for Income Taxes                           $         400   $          0
Non-cash Financing Transactions:
  Stock Issued for Goods and Services                  $     263,126   $    578,407
  Stock Issued for Accrued Interest                    $      23,844   $          0
  Stock Issued to acquire Investment                   $   1,200,000
Stock Issued to Retire Long Term Liabilities           $     396,470   $    100,000

                        WORLDWIDE WIRELESS NETWORKS, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001



                                     GENERAL

Worldwide Wireless Networks, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.

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

INVESTMENTS
-----------

During 2001, the Company has recognized a loss of $550,000 for the investment in the common stock of Bridge Technology, Inc. (Bridge). The loss has been recognized due to management's determination that the value of Bridge is in a permanent decline.

CONVERTIBLE  DEBENTURES
-----------------------

During 2001, the Company issued 20,002,412 shares of its common stock for notes payable for $396,470 in principle and $26,163 in interest.

EQUITY  LINE  OF  CREDIT
------------------------

During 2001, the Company issued 8,976,485 shares of its common stock for cash of $311,280.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANT



     We  hereby  consent  to  the  use  of  our report for the nine months ended
September 30, 2001, dated October 31, 2001 in the Form 10QSB for Worldwide Wireless Network, Inc.


     /s/
Chisholm  &  Associates
November  12,  2001

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

Overview.  Worldwide  Wireless  is  a networking solutions company that provides
--------
high speed Internet access using our own wireless network, data center services and network consulting. Since April 1999 we have undertaken large-scale commercial operations and have developed a commercial customer base, a direct sales force and have expanded our wireless network. Our primary market is currently Orange County, California, where we operate our wireless network.
Since our inception, we have operated at a net loss, due primarily to our investment in expanding our network coverage and customer acquisition costs. Management believes that efforts to continue expansion will result in additional losses from which recovery would be difficult. Therefore, we have temporarily discontinued our expansion efforts beyond our Orange County operations. We plan to resume expansion efforts in other markets after we have established profitability in Orange County. There can be no assurance that we will be able to access either debt or equity capitalization in sufficient amounts or on acceptable terms to continue to fund operations and continue growth of our customer base, nor that we will ever achieve profitability from operations. We currently have a $20,000,000 equity line of credit with Whitsend Investments Limited that may be utilized on an as needed basis with certain limitations.
Through September 30, 2001 draws totaling $330,000 have been made against the equity line of credit resulting in the issuance of 8,976,485 shares of the company's common stock. If we are unable to access this capital, or any other capital to fund current operations, then we would be unable to continue operations.

Revenues.  We  generate  revenues  primarily  through  the  sale of annuity-like
--------
service contracts with customers, the sale of equipment and installation of wireless networks, and network consulting. We recognize revenues when services are completed. Our revenues for the nine months ended September 30, 2001 and 2000 were $1,530,291 and $2,757,520, respectively, which represents a 45% decrease. The $1,227,229 decrease in revenue for the nine months ended
September 30, 2001, compared to the same period in 2000, is primarily attributable to discontinuing unprofitable segments of our business, such as Dial-up, DSL, and certain frame circuit services. Additionally, sales of equipment declined from $869,174 to $217,660 for the nine months ended September 30, 2000, and 2001, respectively. Sales of wireless services decreased slightly to $921,983 for the nine months ending September 30, 2001, from $1,083,467 for the nine months ended September 30, 2000 due primarily to the slowing economy. We believe that growth in revenue will come from additional penetration in markets currently served by existing networks, expansion of complimentary product lines to existing and new customers, and geographic expansion using currently deployed technologies. We have spent, and intend to continue to spend, significant resources on these activities.

Cost  of  Sales.  Our  cost  of  sales consists of third-party network usage and
---------------
other outsourced service costs; the cost of roof rights; and the cost of equipment sold. Third-party network costs are expensed in the period when services are rendered and are generally proportional to the number of customers. Our total cost of sales for goods and services sold for the nine months ended September 30, 2001, and 2000, equaled $873,844, and $1,835,716, respectively, reflecting a decrease of 52%. The $961,872 decrease in our cost of sales for the nine months ended September 30, 2001 is relative to the decrease in revenue due to the discontinuance of Dial-up, DSL, and certain frame relay services, as well as, reduced costs associated with equipment sales. Gross profit as a percentage of sales increased from approximately 33% for the nine months ended September 30, 2000 to approximately 43% for the same period in 2001. The gross profit as a percentage of sales for the three months ended September 30, 2001 increased to 58% from 23%, compared to the same period in 2000. We do not currently anticipate that inflation will have a material impact on our results of operations in the near future.

Sales  and  Marketing.  Sales  and  marketing  expenses  include salaries, sales
---------------------
commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party sales agents, marketing and sales support functions. For the nine months ended September 30, 2001, and 2000, our sales and marketing expense equaled $243,308 and $574,966, respectively, for a decrease of $331,658 or 58% from the prior year. The decrease in sales and marketing expense for the nine months ended September 30, 2001 is attributable to staff restructuring due to the suspension of our Los Angeles expansion. In the fourth quarter of 2000, management restructured the sales department, reducing the number of sales representatives to six and eliminating the telemarketing group as part of a reorientation towards a concentration on the Orange County market, and a suspension of the Los Angeles expansion. In an effort to increase our revenues, user base, and brand awareness, we expect to have a slight increase in the amount of spending on sales and marketing over the next year. Marketing costs associated with increasing our user base, which to date have been minimal, are expensed in the period incurred.

General  and  Administrative.  General  and  administrative  expenses  include
----------------------------
salaries, employee benefits and expenses for our executive, finance, human resources, and technical staff; repairs, maintenance, and depreciation of network equipment; legal, professional, and other services; and occupancy costs for business premises. Investment in network equipment is related primarily to geographic network expansion and incremental customer installations, which result in increased depreciation expense in future periods. In addition, general and administrative expenses include fees for professional services and occupancy costs. Our general and administrative expenses were $2,340,508 for the nine months ended September 30, 2001, compared with $3,248,688 for the nine months ended September 30, 2000. This represents a decrease of $908,180, or 28%, for the nine months ended September 30, 2001. The decrease in general and administrative expense for the nine months ended September 30, 2001 is attributable to implementing management's restructuring plan, including staff reductions, to focus on the Orange County market. We expect general and administrative expenses to continue to decline as further cost restructuring efforts are implemented.

Interest  Expense.  Interest  expense consists primarily of interest accrued for
-----------------
notes payable. We incurred a significant increase in the principal amount of our notes payable during fiscal year 2000, totaling over $2,000,000. The increase to $280,461 for the nine months ended September 30, 2001, from $107,806 for the nine months ended September 30, 2000, represents an increase of $172,655 or 160%, due to the increase in our overall level of indebtedness.

Loss on Investment. We have taken an additional other-than-temporary loss of $550,000 on our original investment of $1,200,000 in Bridge Technology during the nine months ended September 30, 2001. Our investment in Bridge Technology has suffered from losses due to weak market conditions. The original price per share of $8.00 in July 2000 suffered a continuous decline down to $2.06 by the end of December 2000, and has continued to remain in the low $1.00 range through the period ended September 30, 2001. Based upon market forecasts and the slim probability of a reverse trend, management recognized a permanent write down from $8.00 to $4.67 per share at December 31, 2000, and recorded an additional write down of $3.67 per share during the period ended September 30, 2001, to arrive at a re-stated carrying value of $150,000 for this investment, or $1.00 per share, and a cumulative write down of $1,050,000.

LIQUIDITY  AND  CAPITAL  RESOURCES.

Since Worldwide Wireless Networks, Inc.'s inception, we have financed our operations primarily through the private placement of equity securities, loans, leasing arrangements and cash-flow from operations. As of September 30, 2001, cash reserves totaled $16,012 and current assets totaled $334,089. The decrease in current assets from $2,563,519 at December 31, 2000 is primarily due to significant reductions in inventory accomplished by returning unnecessary equipment valued at approximately $1,800,000 to several suppliers, sales of surplus equipment, and tighter management of accounts receivable.

Our current liabilities as of September 30, 2001 were $4,377,382 of which $2,173,079 accounted for the current portion of our long-term liabilities, and $1,166,468 is attributable to current accounts payable. Of the current portion of long-term liabilities, one note with outstanding principal of $48,247 requires monthly payments of $16,667, including interest and is due September 28, 2001. The other notes do not require payments until maturity. Management is negotiating maturity extensions; however no assurance can be given that such extensions will be achieved. We have paid interest rates ranging from 15.5% to 32.5%, or an average of 21.7%, on these obligations as a new company without a credit history. As of September 30, 2001, we had $603,530 in long-term liabilities (other than the current portion of long-term liabilities discussed above and reflected on our financial statement as a current liability).

As of September 30, 2001, our principal commitments consisted of office, roof-rights payments, and equipment leases. Future minimum principal payments on notes payable were approximately $48,247. Operating lease payments due through the end of fiscal years 2001 and 2002 were $72,300 and $289,200, respectively.

The company has several operating leases, primarily for roof rights in Los Angeles County and office space in both Orange and Los Angeles County, payments for which total $208,327 for fiscal 2001 and $212,564 for fiscal 2002. The company has not made payments on these leases as of March 1, 2001 and is negotiating termination or sub-leases on these sites. The accompanying financial statements include accrued expenses totaling $107,920 through September 30, 2001 for these leases.

Net  cash  used  to  fund  our  operating  activities  for the nine months ended
September 30, 2001 was $548,376, compared to $1,815,750 in funds utilized by operating activities for the nine months ended September 30, 2000, representing a decrease of 70%. Net cash used for operating activities consisted primarily of net operating losses and network asset purchases.

Net cash provided by our financing activities was $620,697 for the nine months ended September 30, 2001, a decrease of $2,059,990 compared to the $2,680,687 for the nine months ended September 30, 2000. Net cash provided by financing activities was attributable to the sale of debt and equity securities as described in the Recent Developments section below.

Our net loss for the nine months ended September 30, 2001 totaled $2,707,255 or $0.11 per share, compared to $3,009,656 or $.24 per share, for the nine months ended September 30, 2000. The net loss for September 30, 2001 included a recognized loss of $550,000 on securities held for investment.

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

Filing  of  Registration  Statement.
-----------------------------------

On June 14, 2001, we filed Pre-Effective Amendment No. 6 to our Registration Statement on Form SB-2 (Registration No. 333-57108) which we filed with the U.S. Securities and Exchange Commission under the Securities Act of 1933 (the
"SB-2/A"). Our initial filing of this Form SB-2 was on March 15, 2001. The filing of this registration statement was made to meet our obligations to some selling stockholders under various agreements we have entered into. These selling stockholders are offering for sale up to 19,804,274 shares of our common stock. All proceeds from the sale of common stock under the SB-2/A will go to the selling stockholders. We will not receive any proceeds from the sale of common stock. We may, however, receive proceeds from the exercise of warrants described in the SB-2/A, should the holders of the warrants choose to exercise them (which is solely in the holders' discretion). Of the 19,804,274 shares offered in the SB-2/A, 16,000,000 has been issued upon the conversion of convertible debentures.

Esyon  Corporation
------------------

We received a term sheet in December 2000 from Esyon Corporation that indicated a willingness to provide additional debt and/or equity capitalization in such amounts as may be mutually determined between us. We are continuing to negotiate a definitive strategic alliance agreement with Esyon, however in the interim Esyon has made loans to us in the principal face amount of $487,000 under secured promissory notes bearing interest at 10% per annum and coming due in January 2002. We are hopeful that the definitive agreement will be completed by the end of the first fiscal quarter of 2002, although there can be no assurance that it will be completed by that time or at all.

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

On April 17, 2001, we resolved the dispute through settlement negotiations. In exchange for dismissal of the pending litigation and releases of all claims against all parties, we have agreed to the following: (a) cash payment of $115,000, of which $70,000 was paid by check from persons other than us to PIP and its affiliates, and the remaining balance of $45,000 is payable from us by installments under a promissory note, which is secured by a Stipulated Entry of Judgment for that amount; (b) 400,000 shares of common stock of WWWN to be transferred to PIP and its affiliates; and (c) 1,000,000 warrants for the purchase of 1,000,000 shares of our free-trading common stock. With respect to the warrants, we have registered for resale only the shares underlying the warrants. The free-trading common stock received by PIP in the settlement was provided by some of our founding stockholders. As of the date of this filing, we have issued warrants for the purchase of 750,000 shares.

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

Bridge  Technology,  Inc.
-------------------------

We entered into an agreement with Bridge Technology, Inc. on June 28, 2000. Under this Agreement, we issued 300,000 shares of restricted common stock for 150,000 restricted shares of Bridge Technology common stock. The shares were issued as restricted in accordance with the Securities and Exchange Commission Regulation 144. During the second quarter ended June 30, 2001, we were notified by Bridge Technology that they unilaterally cancelled the 150,000 share stock certificate issued to us without our consent. We view this as an illegal and fraudulent action. The asset has a current carrying value of $150,000 on the balance sheet and as described in the Loss on Investment section, we have recognized a cumulative write down of $1,050,000 for this asset on our statement of operations. At this time we are contemplating our options ranging from further negotiations to possible litigation.



                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Except as disclosed below, we are not involved in any material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject:

Sean  Loftis  and  1st  Universe  L.P.
-------------------------------------

We entered into an agreement with Mr. Loftis whereby we would provide wireless internet services to customers located by Mr. Loftis, and with whom Mr. Loftis would enter into contracts to provide wireless internet services. Mr. Loftis received a profit to the extent that the fees charged by him to the customer exceeded the fees charged by us to him. On January 31, 2001 we terminated the agreement, and were subsequently sued by 1st Universe and Mr. Loftis for, among other things, breach of contract, breach of the implied covenant of good faith and interference with contract. 1st Universe and Mr. Loftis filed the suit on February 6, 2001, in the Superior Court of Orange County, California, seeking compensatory and punitive damages. Mr. Loftis alleges that we breached the agreement by terminating internet access services on short notice and entering into new contracts with his customers. We dispute all of Mr. Loftis' allegations and are actively litigating against his claims.

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

ITEM  2  -  CHANGES  IN  SECURITIES

None

ITEM  3  (A)  -  DEFAULTS  UPON  SENIOR  SECURITIES

PHI  Mutual  Ventures,  LC
--------------------------

On March 15, 2000 PHI Mutual Ventures, LC loaned us $1,000,000 under a secured promissory note bearing interest at 11% per annum. The promissory note became due on March 15, 2001, and began to accrue a late interest rate of 18% per annum. As of the date of this filing, we are in default on the principal and interest in the amount of $1,241,923, which indebtedness exceeds 5% of our total assets.

We are currently negotiating with PHI Mutual Ventures, LC to obtain an extension on the promissory note, however there can be no assurance that these negotiations will be successful.

Mutual  Ventures  Corporation
-----------------------------

On October 24, 2000 Mutual Ventures Corporation loaned us $200,000 under a secured promissory note bearing interest at 12% per annum. The promissory note became due on January 24, 2001, and began to accrue a late interest rate of 18% per annum. As of the date of this filing, we are in default on the principal and interest in the amount of $234,800, which indebtedness exceeds 5% of our total assets.

We are currently negotiating with Mutual Ventures Corporation to obtain an extension on the promissory note, however there can be no assurance that these negotiations will be successful.


PHI  Mutual  Ventures,  LC
--------------------------

On May 1, 2000 PHI Mutual Ventures, LC loaned us $100,000 under a secured promissory note bearing interest at 12% per annum. The promissory note became due on June 30, 2000, and began to accrue a late interest rate of 18% per annum. As of the date of this filing, we are in default on the principal and interest in the amount of $126,608, which indebtedness exceeds 5% of our total assets.

We are currently negotiating with PHI Mutual Ventures, LC to obtain an extension on the promissory note, however there can be no assurance that these negotiations will be successful.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5  -  OTHER  INFORMATION

None


ITEM  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     EXHIBIT
     NUMBER                        Description
     --------  -----------------------------------------------------------------
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

WORLDWIDE  WIRELESS  NETWORKS,  INC.


Date:  November  13,  2001





             /s/
------------------------------
Jerry  Collazo
President  and  Acting  Chief  Executive  Officer




             /s/
------------------------------
Steve  Button
Controller