Form 10KSB
period 2001-12-31
WORLDWIDE WIRELESS NETWORKS INC
filed 2002-04-01
CIK 1095821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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
      (STATE OF OTHER JURISDICTION OF           (I.R.S. EMPLOYER
      NCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Title                     Shares Outstanding as of March 28, 2002

Common Stock, par value $.01                       43,555,358


     As of March 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $ 1,011,721

                        WORLDWIDE WIRELESS NETWORKS, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

Item 3    Legal Proceedings                                                         Page  13

Item 4    Submission of Matters to a Vote of Security Holders                       Page  14

PART II

Item 5    Market for Common Equity and Related Stockholder Matters                  Page  14

Item 6    Management's Discussion and Analysis or Plan of Operations                Page  16

Item 7    Financial Statements                                                      Page  30

Item 8    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                                  Page  30

PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                    Page  30

Item 10   Executive Compensation                                                    Page  33

Item 11   Security Ownership of Certain Beneficial Owners and Management            Page  33

Item 12   Certain Relationships and Related Transactions                            Page  34

Item 13   Exhibits and Reports on Form 8-K
                                                                                    Page  34

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

We have a short operating history, and have experienced cumulative operating losses of $10,828,584 as of December 31, 2001, primarily due to continued investments we have made in an effort to expand our existing network. In an effort to gain profitability, we have postponed our earlier expansion plans for an indefinite period of time so that we can concentrate on enhancing our services in Orange County, California. We anticipate that we will be forced to continue to raise funds through the sale of debt and/or equity instruments, which may greatly dilute the percentage of ownership that our existing
shareholders own of our company.   If we are unable to access this capital, then
we will be unable to achieve profitability as planned. Management has developed a cost reduction plan which is currently being implemented. This plan will allow us to focus on our efforts in Orange County, California, during the near-term.

Large scale commercial operations began in April 1999 and, as of December 31, 2001, we provided high-speed wireless services to approximately 250 commercial customers and 50 wired frame customers. Our high-speed wireless network currently serves approximately 85% of the Orange County, California area. Although we had began to expand into Los Angeles County, California, and other areas outside of California, we are in the process of terminating activities in those areas temporarily so that we can focus on enhancing our Orange County, California business, gain profitability and then resume our expansion plans. We deliver wireless services to our customers, ranging from 256Kbps to 100 Mbps, which are high speed Internet access options. We opened a co-location facility providing central office services to 36 customers as of December 31, 2001. As part of the curtailment of the company's network expansion, we have adjusted our staffing to meet current requirements.

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

                    WORLDWIDE WIRELESS' PRODUCTS AND MARKETS
                    ----------------------------------------

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

Our primary means of providing our wireless services is a wireless network consisting of an operations center, centralized base stations known as "points-of-presence"(POP), and distribution radios which connect to the end customer. We currently operate a wireless network which has been operational for approximately three years and cover an estimated 85% of Orange County, California. Starting from December 31, 1999, we were providing wireless services in Los Angeles County, California, but we are in the process of phasing out these operations so that we can focus our efforts on enhancing our services and business in Orange County, California. We currently rely on fifteen, fully-operational POPs, which are generally located on the tops of tall buildings. We negotiate long- term site licenses for each POP location.

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

Our wireless network is engineered to provide high reliability and wide area coverage. We generally operate at a greater than 99% uptime. Our wireless networks are capable of high speeds of 128 kbps through 100 Mbps speeds. Kbps stands for Kilobits per second, and Mbps stands for megabits per second; the number of bits per second is the industry standard of measurement of how fast data can be transmitted over the Internet. Our wireless system and Digital Subscriber Lines (which are enhanced copper lines that connect to a local telephone company system and then directly to the Internet), provide connection to the Internet at high speeds. Our wireless connections can provide transmissions at greater speeds than a dial up connection. For example, a dial up modem transmits at 28,000 to 56,000 bps; a T1 line (which is a dedicated telephone cable with a bundle of twenty-four voice or data lines) transmits at
1.544 Mbps, and our wireless network transmits at a rate of 100 Mbps. These high speed connections allow files, documents and voice transmissions to be dispatched over the Internet in much shorter time periods.

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

                               PRINCIPAL SERVICES

High-speed Internet: We offer connections to the Internet at speeds from 128
-------------------
kbps to 100 Mbps. This service provides always-connected, secure access for all sizes of commercial businesses. These connections are primarily supported by our wireless network with the balance of customers being served by leased T-1 circuits. We enhance our service by balancing and distributing our traffic across our upstream connections, which include Digital Broadcast Networks, Savis, and Exodus networks. As of December 31, 2001, we had approximately 250 high-speed wireless customers and 50 frame circuit customers

Dial-up Internet Access:  As of December 31, 2001, we did not provide Internet
-----------------------
access to Internet users using dial-up connections. This service was previously marketed to the general public throughout Orange County and to our commercial customers to support work-at-home, remote server access, and other business applications. As of August 31, 2000, we have divested our dial-up division because we felt the cost of operating this service exceeded the revenue value it did, or would in the future, provide to us.

Data Center Services: We offer web hosting, web site development and co-location
--------------------
services to our customers. Our co-location service allows a customer located outside our wireless network to physically place a computer connected to the customer's network in a secure facility with a high-speed physical connection to the Internet. As of December 31, 2001, we provided these services to approximately 36 customers.

Network Consulting:  We offer design and implementation services for private
------------------
wireless networks and consulting services to develop network hardware components. As of December 31, 2001, we provided these services to approximately 6 customers, representing less than 1% of our total revenues for that fiscal year

                        BUSINESS AND OPERATING STRATEGIES

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

At the local level, we advertise in general print media and through publications targeted at the information professional on a very limited basis. During late 1999 we established an e-commerce site, www.airwaveproducts.com, to sell wireless network equipment to enterprise customers and Internet service providers. As of December 31,2001 no revenues have been generated from this site. Management has ceased any further activities on the web site indefinitely.

Our backlog results from the difference in timing between a firm customer order and the installation of all services ordered by the customer. In general, our target interval for installation is three weeks. As of December 31, 2001, we estimate that our revenue from contracts for services ordered but not yet filled to be approximately $10,000, of which approximately $2,500 represents recurring monthly revenue, and the rest represents one-time revenue from the sale of equipment.

                                   COMPETITION

In the past year, our market has changed considerably in respect to companies which provide both wired and wireless Internet services to businesses and individuals. Many wired T-1, wireless Internet and DSL providers have ceased operations and a general consolidation of wired providers is taking place with the Incumbent Local Exchange Carriers (ILECs) Verizon and SBC Pacific Bell garnering larger market shares. We continue to face competition from these existing incumbent Internet service providers, who have financial resources, brand recognition, work coverage, technical resources, and sales forces much larger than ours. These providers may have substantial financial and technical resources directed at the same markets served by us. As a result, from time to time, we may need to adjust the pricing of our products, expend more funds to acquire customers and may experience higher customer attrition due do competitive and economic market conditions.

In the wireless market we used to agressively compete with, among others, Teligent, Inc., Winstar Communications, Inc., and XO (NEXTLINK) Communications, Inc., each of which offered wireless high-speed Internet services. In the past year, all of these companies have filed bankruptcy and have become less of a competitive threat in our local markets. Pacific Bell, AT&T, World Com, Qwest, Sprint and similarly situated telecommunications companies offer Internet products as stand-alone products or in a bundle with telecommunications, network services, or wide-area networking. Digital Subscriber Line (DSL) provider Covad and their various independent resellers continue to provide high-speed Internet service using modems in conjunction with the transport facilities of incumbent local exchange carriers and they continue to provide a competitive environment.

Similarly, we compete with Cox Communications, Time Warner and other cable television companies which have converted cable television coaxial lines to support bi-directional, high-speed network services, and we also compete with Internet-dedicated access companies, like Verio, Pago, and Level 3, which specialize in Internet connectivity products that include data center services, web hosting, virtual private networking and related products and services.

We compete with these companies in the areas of rapid installation, technical performance, quality of customer service and price. We have the capacity to deliver Internet service in 48 hours because at a minimum our service may only require installation of a radio and antennae at a customer's site. Competing technologies that rely on physical wiring may require 30 to 45 days for the necessary wiring to be installed. We develop our networks primarily with our own internal engineering expertise, and we believe the use of our own personnel increases the uniqueness of our service and prevents direct copy by our competition. Use of our own technical network configuration, radio technology, and POP/transmission site implementations reduce costs and improve performance.

Although pricing is an important factor in our customers' purchase decisions, we believe that customer relationships, customer service and consistent quality will be the key to generating customer loyalty. During the past year, management has observed market prices for network services increasing, which is a trend management believes, and is evidenced by market conditions, that will continue as ISPs of all sizes are looking toward profitability as opposed to the past trend of increasing market share without regard to costs. As prices increase for any given speed of wired service, we expect that our total number of customers will increase due to our competitive value proposition that eliminates ILEC fees that all wired service providers must contend with.

Most of our competitors rely on existing networks of copper lines owned by third parties. Our management believes that elimination of reliance on third parties reduces our costs by eliminating the expense of payments to these third parties for recurring monthly charges or labor costs associated with installation and costs of troubleshooting network problems. Further, we believe that capital expenditures associated with constructing our wireless network are substantially lower because we do not physically have to construct a wired network.

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

In November 1999, we entered into a contract to purchase wireless telecommunications equipment from Adaptive Broadband Corporation. Pursuant to the agreement we have committed to purchase 2,624 units, 5,120 units and 7,760 units during the first, second and third years of the agreement, respectively. Due to the expense of retro-fitting our network to be able to use the equipment, we terminated this agreement on February 15, 2001 and have returned equipment that we acquired pursuant to the contract. This resulted in a reduction both in inventory and accounts payable of approximately $1,485,240 in the first quarter of 2001. The termination of this agreement is not expected to have any material impact on our continuing operations, and we incurred a restocking fee of $15,000.


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

As of December 31, 2001, we held twelve (12) FCC private operational fixed microwave radio station licenses. (See: Item 1: Government Regulation below). These licenses have a term of ten years, the first of which will expire in July 2009. The importance of having FCC licenses to companies like ours is that it establishes superior rights as against third parties to provide our services using the frequencies and in the locations for which these licenses are granted. We intend to continue to apply for these licenses as our business and operations expand.

                               PRODUCT DEVELOPMENT

We conduct research and development as an incidental activity to our ordinary operations. Therefore, we have not spent any material amount for research and development during the past three fiscal years.

In May of 1999 we entered into a joint venture with Bridge Technology, Inc. Pursuant to the agreement, we agreed to provide our know-how and contributed $50,000 toward the capitalization of Pacific Bridge Net, a subsidiary of Bridge Technology. The mission of Pacific Bridge Net is to design, develop (patent and copyright), market and sell various devices required to provide high speed broadband wireless access to the Internet backbone infrastructure. We own a 20% interest in the venture, and will have the right to sell any radio equipment that is developed through the venture in the United States. As of December 31,

1999, the amount of this investment was reduced to $36,885, resulting from our 20% allocation of the losses reported by Pacific Bridge Net for fiscal year 1999. Pacific Bridge Net has finished an engineering prototype of a wireless radio with a built-in firewall and integrated router (which may eliminate the need for a proxy server or complicated network configuration), and has been testing it for a period of approximately 12 weeks for reliability and stability
in real wireless network deployment.    The formal agreement was terminated by
mutual consent as of July 1, 2000, and we have ceased all business activities with Global Bridge E Net.

                              GOVERNMENT REGULATION

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

                                    EMPLOYEES

We currently have a total of 15 full-time employees. These individuals bring us expertise in various aspects of sales, engineering, customer service, finance and network operations. The majority of our employees are based in Orange County, California. We believe we have good relations with our employees, and none are covered by any collective bargaining agreement.

ITEM 2:  DESCRIPTION OF PROPERTY

Our principal executive offices are located in the City of Orange, California, where we lease 5528 square feet of office space with roof rights for antennas. We renewed the lease on March 30, 1999 and it will expire in 2004. The monthly rent ranges from approximately $11,114 in the first year to $12,225 in the fifth year. This office space is in good condition and satisfies our current space needs.

As of December 31, 2001, we  leased two office spaces in Irvine, California.
The first office space, located at 5 Park Place, is 1,062 square feet and housed our sales agents. We subsequently modified the lease to rooftop access only, and we do not occupy any office space. The second office space is located at 8001 Irvine Center Drive, and is subleased to a computer consulting company for the cost of the lease (which is approximately $4,021 per month. We opened a sales office in Los Angeles County, California, that comprises 1,993 square feet and is located at 5933 Century Boulevard, Los Angeles, CA. The lease for that office has a five-year term, expiring in March 2005. Monthly rent is $2,889.85 for the first thirty months of the lease, escalating to $3,089.15 for the remainder of our lease term.

ITEM 3: LEGAL PROCEEDINGS

Except as disclosed below, we are not involved in any material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject:

Pacific Industrial Partners
---------------------------

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

On April 17, 2001, we resolved the dispute through settlement negotiations. In exchange for dismissal of the pending litigation and releases of all claims against all parties, we have agreed to the following: (a) cash payment of $115,000, of which $70,000 was paid by check from persons other than us to PIP and its affiliates, and the remaining balance of $45,000 is payable from us by installments under a promissory note, which is secured by a Stipulated Entry of Judgment for that amount; (b) 400,000 shares of common stock of WWWN to be transferred to PIP and its affiliates; and (c) 1,000,000 warrants for the purchase of 1,000,000 shares of free-trading stock. With respect to the warrants, we are registering for resale only the shares underlying the warrants. As of December 31, 2001, we have issued warrants for the purchase of 750,000 shares of which none have been exercised. With respect to the Stipulated Entry of Judgement, PIP has a right to collect the balance due on January 17, 2002. We have been in negotiations with PIP to extend the payment due date. As of March 28, 2002 the company has paid $15,000 of the balance due.


SEAN  LOFTIS  AND  1ST  UNIVERSE
--------------------------------

We entered into an agreement with Mr. Loftis whereby we would provide wireless internet services to customers located by Mr. Loftis, and with whom Mr. Loftis would enter into contracts to provide wireless internet services. Mr. Loftis received a profit to the extent that the fees charged by him to his customers exceeded the fees charged to him by us. On January 30, 2001, we terminated the agreement, and we were subsequently sued by 1st Universe and Mr. Loftis for breach of contract, breach of the implied covenant of good faith, and interference with contract, among other things. 1st Universe and Mr. Loftis filed the suit on February 6, 2001, in the Superior Court of Orange County, California, seeking compensatory and punitive damages. Mr. Loftis alleges that we breached the agreement by terminating internet access services on short notice and entering into new contracts with his customers. We dispute all of Mr. Loftis' allegations and are actively litigating against his claims. The case is set for trial on April 8,2002.

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


          Year  Quarter         High  Low
          ----  --------------  ----  ----

          1999  First Quarter   4.00  4.00
          1999  Second Quarter  6.00  0.41
          1999  Third Quarter   4.75  2.88
          1999  Fourth Quarter  4.00  2.50
          2000  First Quarter   9.56  4.50
          2000  Second Quarter  7.85  3.19
          2000  Third Quarter   3.56   .85
          2000  Fourth Quarter  1.69  0.25
          2001  First Quarter   0.41  0.09
          2001  Second Quarter  0.16  0.01
          2001  Third Quarter   0.10  0.01
          2001  Fourth Quarter  0.04  0.02

We have 1,975,000 common shares subject to the exercise of warrants. Approximately 3,700,000 shares of our outstanding common stock are subject to the resale limitations of Rule 144. During the year ended December 31,2001. we have submitted two SB2 filings with the SEC that has been declared effective. The first filing (Number 333-42774) was declared effective February 12,2001. In this amended filing, we registered up to 17,562,500 shares of common stock pursuant to our agreements with Whitsend Investments,Ltd., Trinity Capital Advisors, Inc. and AMRO International, S.A. The second filing (333-57108) was declared effective June 14,2001 which registered 19,804,274 shares of common stock pursuant to our agreements with Whitsend Investments,Ltd., Trinity Capital Advisors, Inc. and AMRO International, S.A.

Use of Proceeds from SB-2/A, declared effective February 12, 2001
-----------------------------------------------------------------

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

Use of Proceeds from SB-2/A, declared effective June 14, 2001
-------------------------------------------------------------

On June 14, 2001, the SEC declared effective our filing (Number 333-57108) in which we registered 19,804,274 shares of common stock to the following selling stockholders: Whitsend Investments, Ltd., AMRO International S.A., Trinity Capital Advisors, Inc., Tony Capporicci, Feldhake, August & Roquemore LLP, Fred Maxik, Steve Menzies, Pacific Industrial Partners, Sinclair Davis Trading Corp, and Universal Business Services. Our initial filing of this Form SB-2 was on March 15, 2001. The filing of this registration statement was made to meet our obligations to some selling stockholders under various agreements we have entered into. These selling stockholders are offering for sale up to 19,804,274 shares of our common stock. All proceeds from the sale of common stock under the SB-2/A will go to the selling stockholders. We may, however, receive proceeds from the exercise of warrants described in the SB-2/A, should the holders of the warrants choose to exercise them (which is solely in the holders' discretion). Of the 19,804,274 shares offered in the SB-2/A, 16,000,000 may be issuable upon the conversion of convertible debentures The selling stockholders have no obligation to exercise or convert their securities, and Worldwide Wireless may never receive any additional proceeds from them. Any proceeds we do receive from them will be contributed to working capital and will be used for general corporate purposes.


Holders
-------

As of December 31, 2001, we had approximately  108 stockholders of record.

Dividends.
---------

We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered
--------------------------------------------------------------------------
Securities
----------

Below is a list of all of the private transactions for the sale of unregistered securities made by Worldwide Wireless for the period January 1, 2001 through December 31, 2001:

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

On March 29, 2001, Worldwide Wireless issued 200,000 restricted common shares to Columbia Financial Group, Inc. in consideration of public relations services valued at $28,000. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

On March 31, 2001, Worldwide Wireless issued 553,582 restricted common shares to Universal Business Insurance, Inc. in consideration of an officer and director liability insurance policy valued at $77,502. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

On August 6, 2001 Worldwide Wireless issued 55,358 restricted common shares to Universal Business Insurance, Inc. in additional consideration of an officer and director liability insurance policy discussed above. The additional compensation was valued at $783. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

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

PLAN  OF  OPERATION.
-------------------

During fiscal year 2002, we plan to continue our efforts on establishing profitability within Orange County, California. We have modified our previous business plan of that called for a concentration on expansion, and we will instead be emphasizing our efforts in further developing our operations in Orange County, California.

We currently do not generate sufficient cash flows to support our current operations. The revenue generated from our operations can only fund approximately 60% of our current operational related expenses and current debt obligations. In order for us to meet our cash requirements over the next twelve months, cost reduction measures must continue to be implemented, sales must increase, and additional funding must be obtained either from our $20,000,000 equity line and/or other private investments.

We are not currently engaged in any product research and development.

We currently have approximately $10,000 of excess Adaptive Broadband equipment that we are in the process of disposing at a discount. During fiscal year 2001, we disposed of approximately $180,000 of Adaptive Broadband equipment at discounts of up to 50%.

We  also  do not anticipate a significant change in the number of our employees.

OVERVIEW.
--------

We are a networking solutions company that provides high speed Internet access using our own wireless network, frame relay circuits, data center services and network consulting. Since April 1999 we have had large-scale commercial operations and have developed a commercial customer base, a direct sales force and have expanded our wireless network. Our primary market is currently Orange County, California, where we operate our wireless network. Since inception we have operated at a net loss, due primarily to our investment in expanding our network coverage. Management believes that efforts to continue expansion will result in additional losses from which recovery will be difficult. Therefore, we have temporarily discontinued our expansion efforts beyond our existing Orange County operations. We plan to resume expansion efforts after we have established profitability in Orange County. There can be no assurance that we will be able to access either debt or equity capitalization in sufficient amounts or on acceptable terms to continue to fund operations and continue growth of our customer base. We have a $20,000,000 equity line with Whitsend Investments Limited, of which approximately $326,000 was utilized in fiscal 2001, that may be utilized on an as-needed basis with certain limitations. If we were unable to access this capital, or any other capital for current operations, then we would be unable to continue our operations.

Revenues.  We generate revenues primarily through the sale of annuity-like
--------
service contracts with customers, the sale and installation of wireless networks, and network consulting including sales of networking equipment. We recognize revenues when services are completed. We believe that growth in revenue will come from additional penetration in markets currently served by existing networks, expansion of complimentary product lines to existing and new --customers, and geographic expansion using currently deployed technologies. We have spent, and intend to continue to spend, significant resources on these activities.

Cost of Sales.  Cost of sales consists of third-party network usage and other
-------------
outsourced service costs, cost of equipment sold, and the cost of roof rights. Third-party network costs are expensed in the period when services are rendered and are generally proportional to the number of customers. We do not currently anticipate that inflation will have a material impact on our results of operations.

Sales and Marketing.  Sales and marketing expenses include salaries, sales
-------------------
commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party sales agents, marketing and sales support functions. In an effort to increase our revenues, user base and brand awareness, we expect to increase significantly the amount of spending on sales and marketing over the next year. Marketing costs associated with increasing our user base, which to date have been minimal, are expensed in the period incurred.

General and Administrative.  General and administrative expenses include
--------------------------
salaries, employee benefits and expenses for our executive and finance personal, depreciation of network equipment, technical staff costs, legal, and human resources personnel. Investment in network equipment is related primarily to geographic network expansion and incremental customer installations, which result in increased depreciation expense in future periods. In addition, general and administrative expenses include fees for professional services and occupancy costs. We expect general and administrative expenses to increase in absolute dollars as we continue to expand our administrative infrastructure to support the anticipated growth of our business, including costs associated with being a public company.

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

BRIDGE TECHNOLOGY
-----------------

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

We have taken an other-than-temporary loss of $1,050,000 on our original investment in Bridge Technology of $1,200,000 , of which $550,000 are recorded on our year-end December 31, 2001 financial statements. The original other-than-temporary loss of $500,000 was recorded on our year-end December 31, 2000 financial statements. Our investment in Bridge Technology suffered losses because of weak market conditions. The original price per share of $8.00 in July 2000 suffered from a continuous decline down to $1.14 by the end of December 2001. Based upon market forecasts and the slim probability of a reverse trend, our management recognized a permanent write down from $4.67 to $1.00 per share to arrive at an investment carrying value of $150,000 or $1.00 per share.

RECENT DEVELOPMENTS.
-------------------

On October 27, 1999, we entered into a contract to purchase wireless telecommunications equipment from Adaptive Broadband Corporation. Pursuant to the agreement we committed to purchase 2,624 units, 5,120 units and 7,760 units during the first, second and third years of the agreement, respectively. Units consist of subscriber units or access points. Subscriber units refer to individual customers and access points refer to POPs. The agreement may be terminated by written notice from either party for occurrence of several specific events, notably, if either party is not satisfied with the performance of the other party. On February 15,2001 an agreement was reached with Adaptive Broadband Corporation to terminate the purchase contract and return certain equipment previously acquired which was accomplished in the first quarter of 2001. This resulted in a reduction in both inventory and accounts payable of approximately $1,485,240 in the first quarter of 2001. The termination of this agreement is not expected to have any material impact on our continuing operations, and we incurred a restocking fee of $15,000.

On June 28, 2000, Worldwide Wireless issued 300,000 shares of its common stock valued at $1,200,000 to Bridge Technology, Inc. in exchange for 150,000 shares of Bridge Technology, Inc. stock valued at $1,200,000 based on the quoted stock prices on the market at the time of exchange. As of December 31, 2001, Worldwide Wireless recorded at total of $1,050,000 of losses on this investment, an investment available for sale. The aggregate fair market value of Bridge Technology, Inc was $150,000. A loss of $550,000 in 2001 and $550,000 in 2000 has been recognized due to management's determination that this decline in value is permanent.

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

On June 30, 2000 Worldwide Wireless Networks, Inc. went into default on a secured promissory note. The secured promissory note was entered on May 1, 2000 with PHI Mutual Ventures, LC. PHI Mutual Ventures, LC loaned us $100,000 under a secured promissory note bearing interest at 12% per annum. The promissory note became due on June 30, 2000, and began to accrue a late interest rate of 18% per annum. As of the date of this filing, we are in default on the principal and interest in the amount of $126,608, which indebtedness exceeds 5% of our total assets. We are currently negotiating with PHI Mutual Ventures, LC to obtain an extension on the promissory note, however there can be no assurance that these negotiations will be successful.

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

On July 19, 2000, Worldwide Wireless Networks, Inc. issued 125,000 shares of common stock for cash of $250,000 at $2.00 per share. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

On January 25,2001, Worldwide Wireless Networks, Inc. went into default on a secured promissory note. The secured promissory note was entered on October 24, 2000 with Mutual Ventures Corporation. The principal value of the secured promissory note is $200,000 bearing interest at 12% per annum. The promissory note became due on January 24, 2001, and began to accrue a late interest rate of 18% per annum. As of the date of this filing, we are in default on the principal and interest in the amount of $234,800, which indebtedness exceeds 5% of our total assets. We are currently negotiating with Mutual Ventures Corporation to obtain an extension on the promissory note, however there can be no assurance that these negotiations will be successful.

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

On February 16, 2001, Worldwide Wireless issued 277,391 shares of common stock in exchange for conversion of $51,000 notes payable due AMRO International, S.A. and Trinity Capital Advisors, Inc. plus accrued interest of $2,259 for a total consideration of $53,258.

On February 23, 2001, Worldwide Wireless issued 118,686 shares of common stock in exchange for conversion of $20,000 notes payable due Trinity Capital Advisors, Inc. plus accrued interest of $34 for a total consideration of $20,035.

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

On March 16, 2001 World Wide Wireless Networks, Inc. went into default on a secured promissory note. PHI Mutual Ventures, LC loaned us $1,000,000 under a secured promissory note bearing interest at 11% per annum on March 15, 2000. The promissory note became due on March 15, 2001, and began to accrue a late interest rate of 18% per annum. As of the date of this filing, we are in default on the principal and interest in the amount of $1,262,524, which indebtedness exceeds 5% of our total assets. We are currently negotiating with PHI Mutual Ventures, LC to obtain an extension on the promissory note, however there can be no assurance that these negotiations will be successful.

On March 16, 2001, we submitted a new filing with the SEC that we subsequently amended on March 30, 2001. We are registering 17,562,500 shares of common stock. (See: Item 5 - Market for Common Equity and Related Stockholder Matters).

On March 29, 2001, Worldwide Wireless issued 200,000 shares of common stock for services valued at $28,000.

On March 31, 2001, Worldwide Wireless issued 553,582 restricted common shares to Universal Business Insurance, Inc. in consideration of an officer and director liability insurance policy valued at $77,502. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

On April 1, 2001, Worldwide Wireless issued 1,420,454 shares if common stock for cash of $118,509 to Whitsend Investments Limited under our Private Equity Line of Credit.

On April 3, 2001, Worldwide Wireless issued 631,313 shares if common stock for cash of $46,500 to Whitsend Investments Limited under our Private Equity Line of Credit.

On April 17, 2001, Worldwide Wireless issued warrants to purchase 250,000 shares of common stock to Pacific Industrial Partners as part of the settlement agreement discussed at ITEM 3 - Legal Proceedings.

On May 31, 2001, Worldwide Wireless issued 1,893,940 shares if common stock for cash of $47,985 to Whitsend Investments Limited under our Private Equity Line of Credit.

On June 14, 2001, the SEC declared effective our filing (Number 333-57108) in which we registered 19,804,274 shares of common stock. All proceeds from the sales of common stock under the SB-2/A will go to the selling stockholders. We may, however, receive proceeds from the exercise of warrants described in the SB-2/A, should the holders of the warrants choose to exercise them (which is solely in the holder's discretion). Of the 19,804,274 shares offered in the SB-2/A, 16,000,000 may be issuable upon the conversion of the convertible debentures, 1,000,000 shares are issuable upon the exercise of warrants. (See:
Item 5: Market for Common Equity and Related Stockholder Matters - Use of Proceeds from SB-2/A, declared effective June 14, 2001.)

On June 21, 2001, Worldwide Wireless issued 800,477 shares of   common stock in
exchange for conversion of $18,500 notes payable due Trinity Capital Advisors, Inc. plus accrued interest of $1,352 for a total consideration of $19,851.

On June 28, 2001,Worldwide Wireless issued 1,119,970 shares of common stock in exchange for conversion of $18,000 notes payable due AMRO International, S.A. plus accrued interest of $1,264 for a total consideration of $19,264

On July 9, 2001, Worldwide Wireless issued 1,515,152 shares if common stock for cash of $19,185 to Whitsend Investments Limited under our Private Equity Line of Credit.

On July 9, 2001, Worldwide Wireless issued 1,029,552 shares of common stock in exchange for conversion of $13,000 notes payable due Trinity Capital Advisors, Inc plus accrued interest of $1,002 for a total consideration of $14,002

On July 17, 2001, Worldwide Wireless issued warrants to purchase 250,000 shares of common stock to Pacific Industrial Partners as part of the settlement agreement discussed at ITEM 3 - Legal Proceedings

On July 18, 2001, Worldwide Wireless issued 1,957,008 shares of common stock in exchange for conversion of $22,500 notes payable due Trinity Capital Advisors, Inc. plus accrued interest of $1,767 for a total consideration of $24,267

On July 19, 2001, Worldwide Wireless issued 3,466,666 shares of common stock in exchange for conversion of $40,000 notes payable due AMRO International, S.A. plus accrued interest of $2,987 for a total consideration of $42,987

On July 19, 2001, Worldwide Wireless issued 935,017 shares of common stock in exchange for conversion of $11,400 notes payable due Trinity Capital Advisors, Inc. plus accrued interest of $840 for a total consideration of $12,240

On July 20, 2001, Worldwide Wireless issued 3,467,293 shares of common stock in exchange for conversion of $40,000 notes payable due AMRO International, S.A. plus accrued interest of $2,994 for a total consideration of $42,994

On July 26, 2001, Worldwide Wireless issued 1,242,937 shares of common stock in exchange for conversion of $14,300 notes payable due Trinity Capital Advisors, Incplus accrued interest of $1,112 for a total consideration of $15,412

On August 1, 2001, Worldwide Wireless issued 2,272,728 shares if common stock for cash of $46,500 to Whitsend Investments Limited under our Private Equity Line of Credit.

On August 6, 2001, Worldwide Wireless issued 55,358 restricted common shares to Universal Business Insurance, Inc. in additional consideration of an officer and director liability insurance policy valued issued in March 2001 The additional consideration was valued at $783. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

On August 6, 2001, Worldwide Wireless issued 2,309,940 shares of common stock in exchange for conversion of $30,000 notes payable due AMRO International, S.A. plus accrued interest of $2,339 for a total consideration of $32,339

On August 9, 2001, Worldwide Wireless issued 2,202,746 shares of common stock in exchange for conversion of $27,770 notes payable due AMRO International, S.A. plus accrued interest of $2,187 for a total consideration of $29,957

On September 17, 2001, Worldwide Wireless issued 1,242,898 shares if common stock for cash of $32,601 to Whitsend Investments Limited under our Private Equity Line of Credit

On October 17, 2001, Worldwide Wireless issued warrants to purchase 250,000 shares of common stock to Pacific Industrial Partners as part of the settlement agreement discussed at ITEM 3 - Legal Proceedings

On October 18, 2001, Worldwide Wireless issued 713,050 shares if common stock for cash of $14,443 to Whitsend Investments Limited under our Private Equity Line of Credit

LIQUIDITY  AND  CAPITAL  RESOURCES.
----------------------------------

Since Pacific Link's inception, it has financed its operations primarily through the private placement of equity securities, loans, leasing arrangements, cash-flow from operations and the merger completed with Worldwide Wireless in April 1999. As of December 31, 2001 cash reserves totaled $52,383 with total current assets of $239,341.

We have posted operating losses since inception. Our long-term debt was $603,530 as December 31, 2001. Our current liabilities for that same date were $4,788,852 of which $2,201,456 accounts for the current portion of, our long term liabilities discussed above, and $1,284,857 is attributable to current accounts payable. We anticipate a reduction of approximately $14,960 in March 2002, due to the expiration of certain capital lease obligations. We have paid interest rates ranging from 15.5% to 32.5%, or an average of 21.7%, on such obligations as a new company without a credit history.

As of December 31, 2001, our principal commitments consisted of office, roof-rights payments, and equipment leases. Future minimum principal payments on notes payable were approximately, $2,186,497 in 2002, and $603,530 in 2003. Future minimum capital lease payments were $15,954 through 2002. Future minimum operating lease payments at December 31, 2000 were $874,814. with payments due through the end of fiscal years 2002 and 2003 of $366,210 and $319,801, respectively.

The consolidated cash flows show net cash used for our operating activities for the fiscal year ended December 31, 2001 was $474,260. Net cash used for operating activities consisted primarily of net operating losses and network asset purchases. Net cash provided by our financing activities was $600,991 during the same period. Net cash provided by financing activities was principally attributable to the sale of debt and equity securities.

We expect to continue to incur significant capital expenditures in the future in our current market of Orange County, including additions and enhancements to our server and network infrastructure, software licenses and furniture, fixtures and equipment. The actual amount of capital expenditures will depend on the rate of growth in our user base and available resources, which is difficult to predict and which could change dramatically over time. Technological advances may also require us to make capital expenditures to develop or acquire new equipment or technology. We anticipate that funding for these activities will come from our equity line of credit, as well as the development of strategic alliances.

Worldwide Wireless' current business plan concentrates on the continued development of our Orange County, California network and expansion of our customer base to achieve a positive operational cash flow, which is a continuation of our business goals as of December 31, 2001. We have curtailed our expansion in Los Angeles County as described above.

Whitsend Investments Limited, a British Virgin Islands corporation, entered into a Private Equity Line of Credit Agreement with us, dated as of June 19, 2000, for the future issuance and purchase of shares of our common stock. The purpose of this agreement is to provide Worldwide Wireless with the ability to access and draw down funds when we need them for working capital, up to the maximum amount of $20 million, under the conditions specified in the agreement. Under that agreement, Whitsend Investments Limited has committed to purchase up to the $20 million worth of shares of our common stock over a three-year period. Once every 15 trading days we may request a draw of up to $500,000 of that amount.
If we elect to receive any of these funds, we will fix a specific date on which to calculate the appropriate price to charge Whitsend Investments Limited for our shares. This price will be calculated using a formula based on the average trading price of our common stock for the five-day period starting two days before the calculation date and ending two days after it. Each draw must be for at least $75,000. Once the relevant average trading price for that period is calculated, Whitsend Investments Limited receives a discount on the purchase of our shares equal to twelve percent of this amount
During fiscal 2001, we utilized this line for a total capital investment of $326,339 by issuing 9,689,535 shares of capital stock.

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

During fiscal year 2002, we plan to focus our efforts on establishing profitability within Orange County, California. We have modified our business goal of concentrating on expansion, and will only enhance our Orange County network at this time.

RESULTS  OF  OPERATIONS.
-----------------------

The following table sets forth selected consolidated statements of operating data as a percentage of total revenues:

                                                  Year  Ended


                               Dec 31     Dec 31      Dec 31       Dec 31,      Dec 31,
                                1997       1998        1999         2000         2001
                              ---------  ---------  -----------  -----------  -----------

Revenues. . . . . . . . . .   $271,841   $841,841   $1,980,203   $3,351,878   $1,965,924

AS A PERCENTAGE OF REVENUES
Cost of sales . . . . . . .   $189,382   $430,600   $  972,802   $2,292,996   $1,054,623

                                  69.7%      51.1%        49.1%        68.4%        53.6%

Gross profit. . . . . . . .   $ 82,459   $411,241   $1,007,401   $1.058,882   $  911,200

                                  30.3%      48.9%        50.9%        31.6%        46.4%

Operating expenses:
  Selling . . . . . . . . .   $ 68,827   $158,592   $  616,022   $  836,088   $  304,657

                                  25.3%      18.8%        31.1%        24.9%        15.5%

  General and administrative  $154,596   $549,987   $2,417,450   $3,990,987   $3,270,704

                                  56.9%      65.3%       122.1%       119.1%       166.4%

  Total operating expenses .  $223,423   $708,579   $3,033,472   $4,827,075   $3,575,361

                                  82.2%      84.2%       153.2%       144.0%       181.9%

Loss from operations . . . .  $140,964   $297,338   $2,026,071   $3,768,193   $2,664,060

                                  51.9%      35.3%       102.3%       112.4%       135.6%

Other income (expense), net   $(12,529)  $(32,045)  $  (25,181)  $ (887,179)  $ (974,224)

                                   4.6%       3.8%         1.3%        25.6%        49.5%


Net loss . . . . . . . . . .  $153,493   $330,183   $2,051,252   $4,655,372   $3,638,284
                                  56.5%      39.2%       103.6%       138.9%       201.9%


                 TWELVE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Revenues for the period ended December 31, 2001 were $1,965,823, which represented an decrease of $1,386,055 from $3,351,878 for the period ended December 31, 2000. The decrease was primarily attributable to discontinuing our dial-up and DSL services as well as decreased equipment sales. In 2000 dial-up services were $98,502, DSL services were $170.968, and equipment sales $943,302 a decline of $718,515 for 2001. Wireless customers generated approximately $1,275,936 of our total revenues for such period. Frame circuits customers generated approximately $426,325 of our total revenues and equipment sales generated $224,787 of our total revenues for the period. The balance of $38,775 resulted from other services, including co-location, and consulting services.

Cost of sales for the fiscal year ended December 31, 2001 was $1,054,623 which represents an decrease of $1,382,393 from $2,292,996 recorded for the period ended December 31, 2000. The decrease was primarily attributable to decreased third-party network service expense on a per customer basis and a decrease in cost of equipment purchased for resale.

Selling expenses for the fiscal year ended December 31, 2001 were $304,657, which represented a decrease of $531,431 from $836,088 for the period ended December 31, 2000. The decrease was primarily due to the company restructuring which commenced in late fiscal 2000 and was completed in 2001 which resulted in a reduction in sales personal and a change in compensation arrangements

General and administrative expenses for the 2001 fiscal year were $3,270,704, which represented a decrease of $720,283 from $3,990,987 for fiscal year 2000. The decrease was primarily due to the company reorganization, staff reductions, and a decrease in legal, professional and outside services as expenses related to being a public company stabilized. We expect slight increases in our general and administrative expenses due to increased advertising and staff additions as our cash flow permits.

Interest expense consists primarily of interest expense on notes payable and capital equipment leases. Interest expense for fiscal year 2001 was $399,301 which represented a increase of $212,806 from interest expense of $186,495 for fiscal year 2000. The increase was primarily attributable to the interest expense on the $2,097,725 of additional long-term debt incurred during the twelve months ended December 31, 2000 of which funds were used to continue expansion and increase the customer base in our existing market.
..
Our net loss for the fiscal year ended December 31, 2001, totaled $3,638,284, or $.13 per share, compared to $4,655,372, or $.37 per share, for the fiscal year ended December 31, 1999. As discussed above the 2001 period was impacted by revenue decreases due to discontinued services as well as costs reductions associated with a decreases in the number of sales personnel, administrative personnel, professional and consulting services, and other costs savings due to the continued refocusing of company operations to the Orange County market only

FACTORS AFFECTING FUTURE OPERATIONS.
-----------------------------------

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

YEAR 2000 COMPLIANCE.
--------------------

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

SUBSEQUENT  EVENTS.
-------------------

On January 1, 2002 Worldwide Wireless Networks went into default on a series of secured promissory notes with Esyon Corporation. Beginning on December 28, 2000 through April 2, 2001 Esyon Corporation loaned us a cumulative total of $487,000 under a series of secured promissory notes bearing interest at 10% per annum. The promissory notes became due on January 1, 2002. As of Janaury 1, 2002, we are in default on the principal and interest in the amount of $531,820, which indebtedness exceeds 5% of our total assets. We are currently negotiating with Esyon Corporation to obtain an extension on the promissory notes, however there can be no assurance that these negotiations will be successful

On December 28, 2001, the company 's attorneys terminated their retainer agreement due to issues related to fees and non-payment by Worldwide Wireless. As of January 1, 2002, the company owed approximately $287,000 in past sue fees. In February 2002, the company signed a promissory note in the amount of $286,972 which requires monthly installments commencing at $1,000 in February 2002 and increasing each January thereafter.

As part of its restructuring plan, the company vacated certain office space at its Orange County headquarters and attempted to sub-lease the space. The company ceased paying rent in April 2001 and by December 31, 2001 had accrued $63,665 in liability. In March 2002, the company reach a settlement and executed a promissory note for $62,210 payable monthly beginning in March 2002 at $1,500 per month with increases every six months.

ITEM 7:  FINANCIAL STATEMENTS

The financial statements required by this item are set forth on pages F-1 through F-22

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

                        DIRECTORS AND EXECUTIVE OFFICERS


Name                       Age       Position Held
-------------------------  ---  -----------------------
Jerry Collazo               41  President
                                Chief Financial Officer
                                Director

Dennis Shen                 35  Chairman of the Board

Jack Tortorice (1)          53  Chairman of the Board

Vincent (Li-Hsiu) Tsao(2)   37  Director

Steve Button                38  Secretary

(1) Mr. Tortorice resigned as Chairman of the Board of Worldwide Wireless on August 2, 2001. Prior to that date he received options to purchase 6,950 shares of common stock as part of the Employee Stock Option Plan.
(2)  Mr. Tsao resigned as our Director effective July 24, 2001.

JACK TORTORICE. Chairman of the Board of Directors from April of 1999 until his resignation on August 2, 2001, and until January 4, 2001, Chief Executive Officer and President of WWWN. He served as CEO, Chairman of the Board and a Director of Pacific Link from October 1997 to May 1999. Prior to joining Pacific Link, he was General Manager for the sales and marketing division of Frontier Communications from January 1995 to June 1997. Prior positions include: General Manager for Sales and Operations of ITT Courier related to computer equipment sales; Vice President of Sales for Automatic Data Processing selling payroll outsourcing; and sales positions for Wang Labs and Xerox. Mr. Tortorice graduated with a Masters in Business Administration from Pepperdine University in 1989 and received a bachelor's degree in economics from Edinboro University in Pennsylvania in 1973.

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

VINCENT (LI-HSIU) TSAO. Mr. Tsao was appointed as a Director of Worldwide Wireless, Inc. from January 4, 2001 through July 24, 2001 when his resignation was acceptedHe has served as a Director for Multacom, a private international telecommunications company, since October 1998 and as Vice President of Asian Operations since May 2000. Prior to that, Mr. Tsao was the Chief Operating Officer of Multacom for the period October 1998 through November 1999, and was the Vice President for Investor Relations from November 1999 to May 2000. Mr. Tsao worked in the Marketing Department of Tien Fu Securities Investment Consulting Co. in Taipei, Taiwan, where he was appointed manager in 1990. From 1992 to 1995 he was an officer in the Trust Department of Asia Trust and Investment Corporation in Taipei, Taiwan. From 1995 until joining Multacom in 1999, Mr. Tsao worked for General Bank as an Assistant Vice President of Business Development.

DENNIS SHEN. Mr. Shen was appointed as a Director of Worldwide Wireless, Inc. on February 13, 2001. On August 2,2001 Mr. Shen was appointed the Chairman of the Board of Directors. In February 2000, we learned that Mr. Shen had been convicted in California in 1996 of two counts involving the receipt or concealment of stolen property, both of which were dropped to misdemeanor counts and which, it appears, were eventually expunged at the bench and entered as not guilty pleas. In May, 1992, Mr. Shen was the founder, President, and Chief Information Officer for Global Pacific, which later became Pacific Link (which merged with WWWN in April 1999). He was responsible for network design and implementation and spearheaded the transition of that company from computer reseller to an Internet service provider in 1995. Mr. Shen has extensive experience in large-scale wireless network implementations. He was a feature speaker at World Expo '94 and the Unlicensed Spectrum-Wireless Internet Access Show. Our management has determined that Mr. Shen's prior legal issues have not lessened the importance or value of his contribution to our company in the past, nor shall it be an impediment to his service as a Director in the future. Susan Shen, the wife of Dennis Shen, serves as a full-time employee of Worldwide Wireless, and Shen family members have historically been, and continue to be, significant shareholders of our company.

STEVE BUTTON. Mr. Button joined us as accounting manager in March 1999, and as of March 14, 2001, he is our Vice President of Finance and Controller. The Board of Directors appointed Mr. Button as our corporate Secretary on April 23, 2001. Prior to his employment at Worldwide, Mr. Button founded JS Tex Inc., a textile distribution services company that began operations in February 1996. He served as General Manager of JS Tex Inc. through February 1999. From November 1992 to July 1995, he served as Senior Systems Analyst of Arden Mayfair, Inc, a diversified conglomerate with operations in the supermarket retail, telecommunications, and manufacturing industries. Prior to that, he served as a Senior Associate at Coopers & Lybrand, now known as PriceWaterhouseCoopers. In 1987, Mr. Button received a Bachelor of Science in Accounting from Oral Roberts University where he attended on a full athletic scholarship.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.
---------------------------------------------------------------------

Section 16(a) of the Exchange Act requires Worldwide Wireless's directors and officers and persons who beneficially own more than ten percent of Worldwide Wireless's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock in Worldwide Wireless. Officers, directors and greater-than-ten percent shareholders are required by Commission regulation to furnish Worldwide Wireless with copies of all Section 16(a) reports they filed. To our knowledge, based solely on our review of the copies of reports furnished to us and written representation that no other reports were required, during the fiscal year ended December 31, 2001, these persons complied with all Section 16(a) filing requirements.

ITEM 10:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                             Long Term Compensation
                                                      ---------------------------------
                           Annual Compensation               Awards             Payouts
                   ---------------------------------  ------------------------  -------
  (a)         (b)    (c)          (d)      (e)          (f)           (g)        (h)       (i)

                                          Other       Restricted   Securities
Name and                                  Annual        Stock      Underlying            All Other
Principal                                 Compen-      Award(s)     Options/     LTIP     Compen-
Position     Year  Salary ($)  Bonus ($)  sation ($)      ($)       SARs (#)    Payouts  sation ($)
-----------  ----  ----------  ---------  ----------  -----------  -----------  -------  ----------

JERRY        2001     130,000  N/A        N/A         N/A                  N/A      N/A         N/A
COLLAZO      2000     130,000  N/A        N/A         N/A              300,000      N/A         N/A
             1999         N/A  N/A        N/A         N/A                  N/A      N/A         N/A
VINCENT      2001         N/A  N/A        N/A         N/A                  N/A      N/A         N/A
TSAO         2000         N/A  N/A        N/A         N/A                  N/A      N/A         N/A
             1999         N/A  N/A        N/A         N/A                  N/A      N/A         N/A
STEVE        2001      72,000  N/A        N/A         N/A                  N/A      N/A         N/A
BUTTON       2000      52,000  N/A        N/A         N/A               23,103      N/A         N/A
             1999      25,000  N/A        N/A         N/A               39,500      N/A         N/A
DENNIS SHEN  2001         N/A  N/A        N/A         N/A                  N/A      N/A         N/A
             2000      72,000  N/A        N/A         N/A                  N/A      N/A       6,000
             1999      72,000  N/A        N/A         N/A                  N/A    4,500       6,000
JACK         2001         N/A  N/A        N/A         N/A                  N/A      N/A         N/A
TORTORICE    2000     150,000  N/A        N/A         N/A                  N/A      N/A       6,000
             1999      98,000  N/A        N/A         N/A                  N/A    4,500       6,000

ITEM  11:  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The percentage of beneficial ownership is based on 43,555,358 shares of common stock outstanding as of March 28, 2002.

---------------  -------------------------------------  --------------------  ---------
(1)               (2)                                   (3)                   (4)
                 NAME AND ADDRESS OF BENEFICIAL         AMOUNT AND NATURE     PERCENT
TITLE OF CLASS   OWNER                                  OF BENEFICIAL OWNER   OF CLASS
---------------  -------------------------------------  --------------------  ---------
Common Stock     Dennis Shen (Director)                          2,398,5001       5.50%
                 And Susan Shen
                 770 The City Drive South, Suite 3700
                 Orange, California 92868
---------------  -------------------------------------  --------------------  ---------
Common Stock     Ming-Chau Yeung                                   688,0002       1.60%
                 9 Red Coat Place
                 Irvine, California 92602
---------------  -------------------------------------  --------------------  ---------
                 ALL EXECUTIVE OFFICERS AND DIRECTORS             3,286,500       7.55%
                 AS A GROUP
---------------  -------------------------------------  --------------------  ---------

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

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Dennis Shen served as Director from April 1, 1999 to February 2000, and was re-appointed as Director on February 13, 2001. Mr. Shen was appointed Chairman of the Board of Directors on August 2, 2001. From the period between October 2000 and February 2001, he provided services to Worldwide Wireless under the terms of a consulting agreement for which he received total cash compensation of $32,662.

On August 4, 2000, we entered into an employment agreement with Mr. Collazo to serve as the Chief Financial Officer for an initial term of three years, terminating on July 17, 2003. Mr. Collazo was appointed President and acting Chief Executive Officer on January 4, 2001 and was appointed to Director on July 20, 2001. The agreement automatically renews for one year successive terms after the initial term. Mr. Collazo receives a salary of $130,000 per year and may receive a yearly bonus up to 35% of his base salary. He received an option to purchase 300,000 shares of stock at $3.00 per share vesting ratably over a period of two years. He will also be reimbursed for expenses incurred on our behalf. Mr. Collazo or Worldwide Wireless may terminate the agreement by giving 30 days notice.

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

                        WORLDWIDE WIRELESS NETWORKS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


                                 C O N T E N T S


Auditor's Report. . . . . . . . . . . . . . . . . . . . . . . .   3

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . .   4

Consolidated Statements of Operations . . . . . . . . . . . . .   6

Consolidated Statements of Stockholders' Equity . . . . . . . .   7

Consolidated Statements of Cash Flows . . . . . . . . . . . . .   9

Notes to the Consolidated Financial Statements. . . . . . . . .  11

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Worldwide Wireless Networks, Inc.

We have audited the accompanying consolidated balance sheets of Worldwide Wireless Networks, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Worldwide Wireless Networks, Inc. as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring operating losses and its dependent upon financing to continue operations. These factors raise substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Chisholm  &  Associates
North  Salt  Lake,  Utah
March  1,  2002

                        WORLDWIDE WIRELESS NETWORKS, INC.
                          Consolidated Balance Sheets


                                  ASSETS
                                  ------
                                                                December 31,
                                                         -------------------------
                                                             2001         2000
                                                         ------------  -----------
CURRENT ASSETS

  Cash and cash equivalents                              $    52,383   $  121,329
  Accounts receivable (net of allowance for
  doubtful accounts of $7,500 and $15,000, respectively       57,457      263,797
  Employee advance                                                 -        7,500
  Inventory                                                   88,932    2,131,892
  Prepaid expenses                                            40,569       39,001
                                                         ------------  -----------

    Total Current Assets                                     239,341    2,563,519
                                                         ------------  -----------

PROPERTY AND EQUIPMENT

  Office equipment                                           193,981      197,592
  Leased equipment                                           115,165       61,315
  Machinery equipment                                      1,833,344    1,839,675
                                                         ------------  -----------
                                                           2,142,490    2,098,582

  Less:
    Accumulated depreciation - leased equipment              (74,778)     (61,315)
    Accumulated depreciation                              (1,725,437)    (801,475)
                                                         ------------  -----------

      Total Property and Equipment                           342,275    1,235,792
                                                         ------------  -----------

OTHER ASSETS

  Investments available for sale                             150,000      300,000
  Deferred charges                                                 -        2,858
  Deposits                                                    43,023       52,421
                                                         ------------  -----------

    Total Other Assets                                       193,023      355,279
                                                         ------------  -----------

      TOTAL ASSETS                                       $   774,639   $4,154,590
                                                         ============  ===========


   The accompanying notes are an integral part of these financial statements.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                    Consolidated Balance Sheets (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                             December 31,
                                                      --------------------------
                                                          2001          2000
                                                      ------------  ------------
CURRENT LIABILITIES

  Accounts payable                                     $1,284,859    $3,099,153
  Accrued expenses                                      1,182,437       328,816
  Lines of credit                                          52,299        69,839
  Unearned revenue                                         67,801        90,525
  Current portion of long-term liabilities              2,201,456     1,763,080
                                                      ------------  ------------

     Total Current Liabilities                          4,788,852     5,351,413
                                                      ------------  ------------

LONG-TERM LIABILITIES

  Notes payable                                         2,111,497     1,777,282
  Notes payable - related party                            75,000        75,000
  Convertible debentures                                  603,530     1,000,000
  Capital lease obligations                                14,959        10,798
  Less current portion                                 (2,201,456)   (1,763,080)
                                                      ------------  ------------

     Total Long-Term Liabilities                          603,530     1,100,000
                                                      ------------  ------------

TOTAL LIABILITIES                                       5,392,382     6,451,413
                                                      ------------  ------------

STOCKHOLDERS' EQUITY

  Common stock, 50,000,000 shares of $0.001 par value
  authorized, 43,555,358 and 12,844,060 shares issued
  and outstanding                                          43,556        12,844
  Additional paid-in capital                            6,167,285     5,280,633
  Accumulated comprehensive income (loss)                       -      (400,000)
  Retained earnings                                   (10,828,584)   (7,190,300)
                                                      ------------  ------------

     Total Stockholders' Equity                        (4,617,743)   (2,296,823)
                                                      ------------  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   774,639   $ 4,154,590
                                                      ============  ============


   The accompanying notes are an integral part of these financial statements.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                      Consolidated Statements of Operations

                                          For the Years Ended
                                               December 31,
                                       --------------------------
                                           2001          2000
                                       ------------  ------------
REVENUES                               $ 1,965,924   $ 3,351,878

COST OF SALES                            1,054,623     2,292,996
                                       ------------  ------------

GROSS PROFIT                               911,301     1,058,882
                                       ------------  ------------

SELLING EXPENSES                           304,657       836,088

GENERAL AND ADMINISTRATIVE EXPENSES      3,270,704     3,990,987
                                       ------------  ------------

TOTAL OPERATING EXPENSES                 3,575,361     4,827,075
                                       ------------  ------------

OPERATING INCOME (LOSS)                 (2,664,060)   (3,768,193)
                                       ------------  ------------

OTHER INCOME AND (EXPENSES)

  Bad debt expense                         (52,467      (207,343)
  Loss on disposal of assets                (5,385        (6,135)
  Loss on investment                      (550,000      (536,885)
  Miscellaneous income                      32,929        49,679
  Interest expense                        (399,301      (186,495)
                                       ------------  ------------

    Total Other Income and (Expenses)     (974,224      (887,179
                                       ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES       (3,638,284    (4,655,372

PROVISION FOR INCOME TAXES (Note 1)              -             -
                                       ------------  ------------

NET INCOME (LOSS)                      $(3,638,284   $(4,655,372
                                       ============  ============

NET INCOME (LOSS) PER SHARE            $     (0.13   $     (0.37
                                       ============  ============

WEIGHTED AVERAGE OUTSTANDING SHARES     28,203,640    12,594,366
                                       ============  ============


The accompanying notes are an integral part of these financial statements.

                                       WORLDWIDE WIRELESS NETWORKS, INC.
                                Consolidated Statements of Stockholders' Equity
                                          December 31, 2001 and 2000


                                              Common Stock       Additional     Retained     Accumulated
                                          --------------------    Paid-In       Earnings    Comprehensive
                                            Shares     Amount     Capital      (Deficit)     Income Loss)
                                          -----------  -------  ------------  ------------  --------------
Balance, December 31, 1999                 11,799,988  $11,800  $ 2,415,345   $(2,534,928)    $          -

January 2000 - stock issued for cash
 at $2 per share                              250,000      250      499,750             -                -

February 2000 - stock issued for
 services at $2 per share                     200,000      200      399,800             -                -

February 2000 - stock issued for
 acquisition of Tarrab Capital Group
 at $4 per share                                5,000        5       19,995             -                -

March 2000 - stock issued for insurance
 policy at $4.13 per share                      8,000        8       32,992             -                -

April 2000 - stock issued for services
 at $5.92 per share                               915        1        5,416             -                -

May 2000 - stock issued for cash
 at $2.50 per share                           100,000      100      249,900             -                -

May 2000 - stock issued for cash
 at $3.45 per share                           144,887      145      499,855             -                -

June 2000 - warrants issued for
 private equity line                                -        -       48,000             -                -

June 2000 - warrants issued for
 services                                           -        -       63,000             -                -

June 2000 - November 2000 - stock
 options vested for services                        -        -       13,800             -                -

June 2000 - stock issued for services
 at $2.32 per share                            45,157       45      104,945             -                -

June 2000 - cash paid for offering costs            -        -      (30,000)            -                -

June 2000 - Stock issued for offering
 costs at $3.45 per share                       5,000        5           (5)            -                -

June 2000 - stock issued for
 investment at $4 per share                   300,000      300    1,199,700             -                -

July 2000 - stock issued for services
 at $3 per share                                5,000        5       14,995             -                -
                                          -----------  -------  ------------  ------------  --------------

Balance Forward                           $12,863,947  $12,864  $ 5,537,488   $(2,534,928)  $            -
                                          -----------  -------  ------------  ------------  --------------


The accompanying notes are an integral part of these financial statements.

                                        WORLDWIDE WIRELESS NETWORKS, INC.
                           Consolidated Statements of Stockholders' Equity (Continued)
                                            December 31, 2001 and 2000



                                                 Common Stock          Additional    Retained       Accumulated
                                          --------------------------    Paid-In      Earnings      Comprehensive
                                             Shares        Amount       Capital      (Deficit)     Income (Loss)
                                          ------------  ------------  -----------  -------------  ---------------
Balance Forward                           $12,863,947   $    12,864   $5,537,488   $  2,534,928)  $            -

July 2000 - stock canceled for
 convertible debentures                      (144,887)         (145)    (499,855)             -                -

July 2000 - stock issued for cash
 at $2 per share                              125,000           125      249,875              -                -

July 2000 - cash paid for offering costs            -             -       (6,875)             -                -

Net unrealized income (loss) for the
 year ended December 31, 2000                       -             -            -              -         (400,000)

Net income (loss) for the year
 ended December 31, 2000                            -             -            -     (4,655,372)               -
                                          ------------  ------------  -----------  -------------  ---------------

Balance, December 31, 2000                 12,844,060        12,844    5,280,633     (7,190,300)        (400,000)

January 2001 - stock issued for
 services at $0.25 per share                  262,500           263       65,362              -                -

February 2001 - stock issued for
 debt at $0.19 per share                      277,391           277       52,981              -                -

February 2001 - stock issued for
 debt at $0.17 per share                      118,686           119       19,916              -                -

February 2001 - stock issued for
 debt at $0.11 per share                      479,217           479       51,276              -                -

March 2001 - stock issued for
 debt at $0.08 per share                      543,423           543       41,409              -                -

March 2001 - stock issued for
 services at $0.14 per share                  200,000           200       27,800              -                -

March 2001 - stock issued for
 services at $0.14 per share                  553,582           554       76,948              -                -

April 2001 - stock issued for
 equity line at $0.09 per share             1,420,454         1,420      117,089              -                -

April 2001 - stock issued for
 equity line at $0.08 per share               631,313           631       45,869              -                -

May 2001 - stock issued for
 equity line at $0.03 per share             1,893,940         1,894       46,091              -                -
                                          ------------  ------------  -----------  -------------  ---------------

Balance Forward                            19,224,566   $    19,224   $5,825,374   $ (7,190,300)  $     (400,000)
                                          ------------  ------------  -----------  -------------  ---------------


   The accompanying notes are an integral part of these financial statements.

                                    WORLDWIDE WIRELESS NETWORKS, INC.
                       Consolidated Statements of Stockholders' Equity (Continued)
                                        December 31, 2001 and 2000


                                         Common Stock         Additional     Retained       Accumulated
                                     ---------------------     Paid-In       Earnings      Comprehensive
                                       Shares     Amount       Capital       (Deficit)     Income (Loss)
                                     ----------  ---------  -------------  -------------  ---------------
Balance Forward                      19,224,566  $  19,224  $  5,825,374   $ (7,190,300)  $     (400,000)

June 2001 - stock issued for debt
 at $0.02 per share                   1,119,970      1,120        18,144              -                -

June 2001 - SEC fees                          -          -          (583)             -                -

July 2001 - stock issued for equity
 line at $0.01 per share              1,515,152      1,515        17,670              -                -

June 2001 - stock issued for debt
 at $0.01 per share                   1,029,552      1,030        12,972              -                -

June 2001 - stock issued for debt
 at $0.03 per share                     800,477        800        19,051              -                -

July 2001 - stock issued for debt
 at $0.01 per share                  11,068,921     11,069       126,831              -                -

August 2001 - stock issued for
 debt at $0.02 per share              2,272,728      2,273        44,227              -                -

August 2001 - stock issued for
 debt at $0.01 per share              2,309,940      2,310        30,029              -                -

August 2001 - stock issued for
 services at $0.01 per share             55,358         56           727              -                -

August 2001 - stock issued for
 debt at $0.01 per share              2,202,745      2,203        27,755              -                -

September 2001 - stock issued
 for debt at $0.03 per share          1,242,898      1,243        31,358              -                -

October 2001 - stock issued for
 equity lien at $0.02 per share         713,050        713        13,730              -                -

Realized loss for the year ended
 December 31, 2001                            -          -             -              -          400,000

Net loss for the year ended
 December 31, 2001                            -          -             -     (3,638,284)               -
                                     ----------  ---------  -------------  -------------  ---------------

Balance, December 31, 2001           43,555,358  $  43,556  $  6,167,285   $(10,828,584)  $            -
                                     ==========  =========  =============  =============  ===============


   The accompanying notes are an integral part of these financial statements.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                      Consolidated Statements of Cash Flows


                                                               For the Years Ended
                                                                   December 31,
                                                           --------------------------
                                                               2001          2000
                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                        $(3,638,284)  $(4,655,372)
  Non-cash items:
    Depreciation and amortization                            1,013,071       575,717
    Bad debt                                                    (7,500)       (5,000)
    Loss on investment                                         550,000       536,885
    Stock and warrants issued for services                     171,901       683,207
    Loss on disposal of asset                                    5,385         6,135
    Note issued for legal settlement                            45,000             -
  Shares issued for interest                                    23,844             -
  (Increase) decrease in current assets:
    Accounts receivable                                        213,840       (93,706)
    Employee advance                                             7,500        (4,500)
    Prepaid expenses                                            (1,568)      (14,433)
  Deferred charges                                               2,858        19,126
    Inventory                                                2,123,090    (2,002,031)
  Increase (decrease) in current liabilities:
    Accounts payable                                        (1,814,294)    2,443,668
    Accrued expenses                                           853,621       244,883
    Unearned revenue                                           (22,724)      (11,831)
                                                           ------------  ------------

      Net Cash Provided (Used) by Operating Activities        (474,260)   (2,277,252)
                                                           ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                          (207,225)     (911,066)
  Cash (to) from deposits                                        9,398       (16,224)
  Proceeds from sale of assets                                   2,150             -
                                                           ------------  ------------

        Net Cash Provided (Used) by Investing Activities      (195,677)     (927,290)
                                                           ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash paid on line of credit                                  (17,540)      (19,484)
  Cash from sale of stock                                      326,339     1,063,000
  Cash received from debt financing                            440,750     2,262,150
  Principal payments on long-term debt                        (147,373)     (109,227)
  Cash paid for registration fees                               (1,185)       (6,879)
                                                           ------------  ------------

      Net Cash Provided (Used) by Financing Activities     $   600,991   $ 3,189,560
                                                           ------------  ------------

  The accompanying notes are an integral part of these financial statements.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                Consolidated Statements of Cash Flows (Continued)


                                                For the Years Ended
                                                    December 31,
                                             -------------------------
                                                2001          2000
                                             -----------  ------------
INCREASE (DECREASE) IN CASH                  $  (68,946)  $   (14,982)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                      121,329       136,311
                                             -----------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $   52,383   $   121,329
                                             ===========  ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest                     $   50,479   $    29,205
  Cash paid for income taxes                 $    3,843   $         -

Non-cash financing transaction:

  Stock and warrants issued for services     $  171,901   $   683,207
  Stock issued for investment                $        -   $ 1,200,000
  Stock issued for notes payable             $  396,470   $   100,000
  Stock canceled for convertible debentures  $        -   $   500,000
  Stock issued for interest                  $   23,844   $         -


   The accompanying notes are an integral part of these financial statements.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.   Organization

          The audited financial statements presented for December 31, 2001 and 2000, are those of Worldwide Wireless Networks, Inc. (formerly Pacific Link Internet, Inc.) (The "Company"). The Company was incorporated under the laws of the State of California on September 22, 1997, however operations began on August 1, 1997. The Company provides wireless internet access to business and individuals. The Company's headquarters are located in Orange, California.

          On April 1, 1999, the Company merged with Worldwide Wireless Networks, Inc. (Worldwide) a public company with no operations, and assumed the name of Worldwide Wireless Networks, Inc. Pursuant to the merger, Pacific Link (Pacific), a private company, ceased to exist and Worldwide became the surviving corporation. Worldwide was organized in the State of Nevada on June 10, 1992. Worldwide raised $1,000,000 in anticipation of the merger, and provided this as the only asset to the newly combined organization.

          Pursuant to the merger, Worldwide issued 7,000,000 shares of its common stock to the shareholders of Pacific in exchange for all of the shares of Pacific, thus making it a wholly owned subsidiary of Worldwide. The agreement provided for the acquisition to be treated as a reverse acquisition, thus making Pacific the accounting survivor. Because the historical financial information in these financial statements prior to the reverse acquisition is that of the accounting acquirer (Pacific), a forward stock split of 14 to 1 has been retroactively applied to show the effects of the 7,000,000 share issuance as though it happened ratably since inception of Pacific. The management of Worldwide resigned and the management and board of Pacific filled the vacancy.

          On February 10, 2000, the Company issued 5,000 shares of restricted common stock valued at $20,000 for all of the outstanding shares of Tarrab Capital Group (TCG), a Nevada Corporation. At the date of the merger, TCG had no assets and no revenues or operations and ceased to exist.

          b.   Recognition  of  Revenue,  Deferred  Charges,  Unearned  Revenue

          The Company recognizes income and expense on the accrual basis of accounting. When the Company enters into a lease contract, the customer is required to pay a set up fee and first and last month's rent. Revenues are recognized for the set up fees and first month's rent when the customer begins service. At the expiration of the lease, last month's rent is recognized as revenue.

          c.   Earnings  (Loss)  Per  Share

          The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share has not been presented, because the earnings per share is the same. Outstanding warrants and employee stock options have been eliminated in the fully diluted earnings per share due to their anti-dilutive effect.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          c.   Earnings  (Loss)  Per  Share  (Continued)

                                  Income (Loss)      Shares       Per Share
                                   (Numerator)    (Denominator)    Amount
                                  --------------  -------------  -----------

          For the year ended
           December 31, 2001
             Basic EPS
             Income (loss) to
             common shareholders  $  (3,638,284)     28,203,640  $    (0.13)
                                  --------------  =============  ===========

          For the year ended
           December 31, 2000
             Basic EPS
             Income (loss to
             common shareholders  $  (4,655,372)     12,594,366  $    (0.37)
                                  --------------  =============  ===========

          d.   Provisions  for  Income  Taxes

          No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $10,800,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2013. No tax benefit has been reported in the financial statements because the Company has yet to generate taxable income.

          Deferred tax assets and the valuation account is as follows at December 31, 2001 and 2000:

             Deferred tax asset:         2001         2000
                                     -----------  ------------
                NOL carryforward     $3,672,000   $ 2,453,013
                Valuation allowance  (3,672,000)   (2,453,013)
                                     -----------  ------------
                Total                $        -  $         -
                                     ===========  ============

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

                        WORLDWIDE WIRELESS NETWORKS, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

          f.  Property  and  Equipment  (Continued)

          The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Useful lives of assets are as follows: Computer and wireless network equipment - 2 years; DSL equipment - 1 year; Furniture and fixtures - 7 years; Office equipment - 5 years. Depreciation expense for the years ended December 31, 2001 and 2000 is $1,013,071 and $575,717, respectively.

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

          The following is a summary of available for sale equity securities which consist of an investment in a technology company:


                                Gross        Gross      Estimated
                             Unrealized   Unrealized   Fair Market
                                Cost         Gains        Losses      Value
                             -----------  -----------  ------------  --------

          December 31, 2001  $ 1,200,000  $         -  $          -  $150,000

          December 31, 2000  $ 1,200,000  $         -  $    400,000  $300,000


          During 2001 and 2000, management determined that the decrease in fair market value was permanent. At December 31, 2001 and 2000, a loss on the investment has been recognized of $550,000 and $500,000, respectively

NOTE 2 -  RELATED PARTY TRANSACTIONS

          During 2000, the Company received $75,000 from a shareholder for a note payable. As of December 31, 2001 and 2000, the balance due is $75,000.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 3 - LONG-TERM LIABILITIES

          Long-term liabilities are detailed in the following schedules as of December 31, 2001 and 2000:


          Notes payable is detailed as follows:                  2001      2000
                                                               --------  --------
          Note payable to an individual, no monthly
           payment, payable on demand, bears
           interest at 10%, unsecured note.                    $ 29,487  $ 38,000

          Note payable to a corporation, payments
           due monthly of $5,457 until paid in full,
           bears interest at 12%, unsecured note.                 3,510     8,879

          Note payable to a corporation, no monthly
           payment, matured January 2001, in default,
           bears interest at 18%, secured by business assets.   200,000   200,000

          Note payable to a corporation, no monthly
           payment, matured June 2000, in default, bears
           interest at 18%, secured by business assets.         100,000   100,000

          Note payable to a corporation, no monthly
           payment, bears interest at 10%, due January
           2002, secured by business assets.                    100,000   100,000

          Note payable to a corporation, no monthly
           payment, bears interest at 10%, due January
           2002, secured by business assets.                    387,000         -

          Note payable to an individual, no monthly
           payment, bears interest at 10%, payable upon
           demand, unsecured note.                              125,000   125,000

          Note payable to a corporation, no monthly
           payment, payable on demand, bears interest
           at 56.75%, secured by equipment.                      46,500   130,403
                                                               --------  --------

          Balance Forward                                      $991,497  $702,282
                                                               --------  --------

                        WORLDWIDE WIRELESS NETWORKS, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

NOTE 3 - LONG-TERM LIABILITIES (Continued)

                                                                    2001        2000
                                                                 ----------  ----------
          Balance Forward                                        $  991,497  $  702,282

          Note payable to a corporation, no monthly
           payment, principal and interest due on
           January 17, 2002, bears interest at 8%,
           unsecured note.                                           45,000           -

          Note payable to a corporation, no monthly
           payment, matured March 2001, in default, bears
           interest at 18%, guaranteed by an officer
           of the Company and secured by business assets.         1,000,000   1,000,000

          Note payable to an individual, no monthly
           payment, payable on demand, bears interest
           at 10%, unsecured note.                                   75,000      75,000
                                                                 ----------  ----------

          Total Notes Payable                                     2,111,497   1,777,282
                                                                 ----------  ----------

          Convertible debentures is detailed as follows:

          Note payable to a corporation, no monthly
           payment, bears interest at 7%, due June 2003,
           unsecured note.                                          149,300     300,000

          Note payable to a corporation, no monthly
           payment, bears interest at 7%, due June
           2003, unsecured note.                                    454,230     700,000
                                                                 ----------  ----------

          Total Convertible Debentures                              603,530   1,000,000
                                                                 ----------  ----------

          Notes payable - related party is detailed as follows:

          Note payable to a shareholder, no monthly
           payment, payable on demand, bears interest
           at 10%, unsecured note.                                   75,000      75,000
                                                                 ----------  ----------

            Total notes payable - related party                  $   75,000  $   75,000
                                                                 ----------  ----------

                        WORLDWIDE WIRELESS NETWORKS, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 3 -  LONG-TERM LIABILITIES (Continued)

          Capital lease obligations are detailed in the following schedule as of December 31, 2001 and 2000 as followed:

                                                            2001        2000
                                                         ----------  ----------
          Capital lease obligation to a corporation
           for antenna equipment, lease payments due
           monthly of $710 through January 2001,
           bears interest at 19.7%, secured by antenna
           equipment.                                    $        -  $    2,638

          Capital lease obligation to a corporation
           for wireless equipment, lease payments due
           monthly of $175 through May 2001,
           bears interest at 18%, secured by
           wireless equipment.                                    -         855

          Capital lease obligation to a corporation
           for wireless equipment, lease payments due
           monthly of $1,244 through October 2000,
           bears interest 15.5%, secured by wireless
           equipment.                                             -       7,305

          Capital lease obligation to a corporation
           for equipment, lease payments due monthly
           of $1,248 through December 1999, bears
           interest at 32.5%, secured by equipment.               -           -

          Capital lease obligation to a corporation for
           equipment, lease payments due monthly
           of $5,318 through March 31, 2002, bears
           interest at 33%; secured by equipment.            14,959           -
                                                         ----------  ----------

          Total Lease Obligations                            14,959      10,798
                                                         ----------  ----------

          Total Long-Term Liabilities                     2,804,986   2,863,080

          Less current portion of:
            Notes payable                                 2,111,497   1,677,282
            Convertible debentures                                -           -
            Notes payable - related party                    75,000      75,000
            Capital lease obligation                         14,959      10,798
                                                         ----------  ----------

          Total current portion                           2,201,456   1,763,080
                                                         ----------  ----------

          Net Long-Term Liabilities                      $  603,530  $1,100,000
                                                         ==========  ==========

                        WORLDWIDE WIRELESS NETWORKS, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 3 -  LONG-TERM LIABILITIES

          Future minimum principal payments on notes payable are as follows at December 31, 2001:

                    2002                                    $     2,186,497
                    2003                                            603,530
                                                            ---------------
                    Total notes payable                     $     2,790,027
                                                            ===============

          Future minimum lease payments are as follows at December 31,2001:

                    2002                                     $        15,954
                                                             ---------------

                    Less portion representing interest
                    Total                                    $       14,959
                                                             ==============

NOTE 4 -  LINES OF CREDIT

          The Company has two lines of credit. The average interest rate is 11.75%. The Company is making principal and interest payments on the balances outstanding and has no additional credit available. The balances due at December 31, 2001 and 2000 were $52,299 and $69,839, respectively.

NOTE 5 -  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

NOTE 6  - COMMITMENTS AND CONTINGENCIES

          The Company has an operating lease for office space. Monthly lease payments are due of $4,021. The lease expires in September 2003.

          The Company has an operating lease for office space and storage. Monthly lease payments are due of $11,114. The lease expires in March 2004.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 6 -  COMMITMENTS AND CONTINGENCIES  (Continued)

          The Company has an operating lease for roof space. Monthly lease payments are due of $1,050. The lease expires in August 2003.

          The Company has an operating lease for roof space. Monthly lease payments are due of $300. The lease expires in October 2003.

          The Company has an operating lease for roof space that could potentially secure up to three antennas. Monthly lease payments are due of $1,216. The lease expires in September 2003.

          The Company has an operating lease for roof space. Monthly lease payments are due of $1,800. The lease expires in September 2003.

          The Company has an operating lease for roof space. Monthly lease payments are due of $473. The lease expires in February 2003.

          The Company has an operating lease for roof space. Monthly lease payments are due of $200. The lease expires in July 2002.

          The Company has an operating lease for roof space. Monthly lease payments are due of $420. The lease expires in March 2004.

          The Company has an operating lease for office space. Monthly lease payments are due of $2,890. The lease expires in February 2005.

          The Company has an operating lease for roof space. Monthly lease payments are due of $1,560. The lease expires in June 2003.

          The Company has an operating lease for roof space. Monthly lease payments are due of $561. The lease expires in July 2003.

          The Company has an operating lease for roof space. Monthly lease payments are due of $1,600. The lease expires in March 2003.

          The Company has an operating lease for roof space. Monthly lease payments are due of $650. The lease expires in August 2010.

          The Company has an operating lease for roof space. Monthly lease payments are due of $1,275. The lease expires in August 2010.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 6 -  COMMITMENTS AND CONTINGENCIES (Continued)

          The Company has an operating lease for roof space. Monthly lease payments are due of $600. The lease expires in June 2004.

          The Company has an operating lease for roof space. Monthly lease payments are due of $400. The lease expires in June 2002.

          The Company has an operating lease for roof space. Monthly lease payments are due of $1,175. The lease expires in August 2010.

          Future minimum operating lease payments are as follows at December 31, 2001:


          2002                       $366,210
          2003                        319,801
          2004                        121,567
          2005                         37,086
          2006                         30,150
                                     --------

          Total                      $874,814
                                     ========
          Lease expense for the years ended December 31, 2001 and 2000 is $337,952 and $373,947, respectively.

          The Company is obligated under employment contracts to an officer of the Company through December 31, 2002, for $130,000 total compensation per year.

          During 2000, the Company entered into a Private Equity Line of Credit Agreement with Whitsend Investments Ltd. (Whitsend). Pursuant to this agreement, Whitsend has committed up to $20,000,000 for the purchase of the Company's common stock over a 36-month period. Once every 15 days, the Company may borrow up to $500,000 from Whitsend if the Company meets certain criteria. The Company is not obligated to draw on any funds. During 2001 and 2000, the Company has drawn approximately $326,000 and $0, respectively.

NOTE 7 -  EMPLOYEE  STOCK  OPTION  PLAN

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

                        WORLDWIDE WIRELESS NETWORKS, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 7 -  EMPLOYEE STOCK OPTION PLAN  (Continued)

          than the fair market value of a share of stock on the effective grant date. The exercise price per share for a Nonstatutory Stock Option cannot be less than 85% of the fair market value of a share of stock on the effective date of the option.

          As of December 31, 2001, there are 895,911 options granted, of which 512,223 are vested. No options are exercisable after the expiration of 10 years after the effective grant date. The maximum number of shares to be issued under the plan is 1,000,000.

          A  summary  of  the  option  activity  follows:


                                                   Weighted
                                        Options     Average
                                       Available    Options    Exercise
                                       for Grant  Outstanding    Price
                                       ---------  -----------  ---------

          Granted, December 31, 2000   1,000,000      895,911  $    3.00
          Exercised                            -            -          -
          Canceled/forfeited                   -            -          -
          Balances, December 31, 2001  1,000,000      895,911  $    3.00

NOTE 8 -  WARRANTS

          The Company applies SFAS No. 123 for warrants issued, which requires the Company to estimate the fair value of each warrant issued at the grant date by using the Black - Scholes pricing model.

          On April 17, 2001, the Company issued warrants to purchase 250,000 shares of common stock at $.18 per share. The warrants issued are for a term of 11 months and expire in March 2002. The fair value of the warrants were determined using the Black-Scholes pricing model with the following assumptions: stock price at grant date of $.14, risk free rate of 4.5%, warrant life of 1 year, volatility of 2.5% with no dividend yield. No compensation expense has been recorded during 2001 for this issuance.

          On July 17, 2001, the Company issued warrants to purchase 250,000 shares of common stock at $.05 per share. The warrants issued are for a term of 11 months and expire in June 2002. The fair value of the warrants were determined using the Black-Scholes pricing model with the following assumptions: stock price at grant date of $.03, risk free rate of 4.5%, warrant life of 1 year, volatility of 3.2% with no dividend yield. No compensation expense has been recorded during 2001 for this issuance.

          On October 17, 2001, the Company issued warrants to purchase 250,000 shares of common stock at $.03 per share. The warrants issued are for a term of 11 months and expire in June 2002. The fair value of the warrants were determined using the Black-Scholes pricing model with the following assumptions: stock price at grant date of $.04, risk free rate of 4.5%, warrant life of 1 year, volatility of 1% with no dividend yield. No compensation expense has been recorded during 2001 for this issuance.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 8 -  WARRANTS (Continued)

          During 2001, the Company issued warrants to purchase 600,000 shares of common stock at an exercise price of $1.10 per share. The warrants issued are for a term of 5 years and expire in 2005. No compensation expense was recorded since the exercise price was greater than the fair market value at the grant date and no services were provided.

          The  following  summarizes  the  warrant  activity  for  2001:


          Warrants outstanding at January 1, 2001         625,000
          Warrants granted                              1,350,000
          Warrants expired                                      -
          Warrants exercised                                    -
                                                       ----------
          Warrants outstanding at December 31, 2001     1,975,000
                                                       ==========

          Weighted average exercise price of warrants
            outstanding at December 31, 2001           $     0.83
                                                       ==========


                                       Number of      Weighted
                                        Warrants       Average    Weighted
                                     Outstanding at   Remaining    Average
                                      December 31,   Contractual  Exercise
          Range of Exercise Prices        2001          Life        Price
          -------------------------  --------------  -----------  ---------
          0.04 - $0.18                     750,000         0.75  $    0.08
          1.10                           1,000,000         0.70  $    1.10
          4.20                             100,000         0.50  $    4.20
          4.69                             125,000         0.50  $    4.69


NOTE 9 -  STOCK OPTIONS - NON-EMPLOYEE

          During 2000, the Company granted 392,500 stock options to an employee pursuant to a termination agreement. The terminated employee is not covered under the employee stock option plan. The stock options are exercisable at $3 per share and are exercisable from September 29, 2001 through September 29, 2007. No options were exercised during 2001.

NOTE 10 - GOING CONCERN

          The Accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has had recurring operating losses for the past several years and is dependent upon financing to continue operation. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to restructure the Company's debt, increase its customer build out to obtain positive cash flows from operations and utilize current outside funding sources to ensure the Company's customer expansion efforts.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)  Worldwide  Wireless  Networks,  Inc.

  By:
     -------------------------------
     Jerry Collazo
     President


  By:
     -------------------------------
     Steve Button
     Controller

Date:  March 28, 2002

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature                                  Title                    Date
------------------------------------------------------------------------


----------------------
Dennis Shen               Chairman of the Board          March 28, 2002



----------------------
Jerry Collazo             Director                       March 28, 2002