Form 10QSB
period 2002-03-31
WORLDWIDE WIRELESS NETWORKS INC
filed 2002-05-15
CIK 1095821

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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


                               -----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

                               -----------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
     -

As of March 31, 2002, there were 43,555,358 shares of the registrant's Common Stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The registrant represents that the Consolidated Financial Statements furnished herein have been reviewed by Chisholm & Associates, the Company's independent auditors, and prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that such Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Worldwide Wireless Networks, Inc. and its subsidiaries (the "Company") as of March 31, 2002, and the results of its operations and its cash flows for the three months then ended.

                        WORLDWIDE WIRELESS NETWORKS, INC.


                        Consolidated Financial Statements

                                 March 31, 2002

                        Worldwide Wireless Networks, Inc.
                          Consolidated Balance Sheets


                                                 ASSETS
                                                 ------

                                                          March 31, 2002    December 31, 2001
                                                         ----------------  -------------------
                                                           (Unaudited)
CURRENT ASSETS

Cash and Cash Equivalents                                $        25,732   $           52,383
Accounts Receivable (Less Allowance for
   Doubtful Accounts of $8,956 and $7,500 Respectfully)           79,184               57,457
Inventory                                                         91,345               88,932
Prepaid Expenses                                                  13,320               40,569
                                                         ----------------  -------------------
   Total Current Assets                                          209,581              239,341
                                                         ----------------  -------------------

PROPERTY & EQUIPMENT

Office Equipment                                                 194,013              193,981
Leased Equipment                                                 115,165              115,165
Machinery Equipment                                            1,849,627            1,833,344
                                                         ----------------  -------------------
                                                               2,158,805            2,142,490

Less:
   Accumulated Depreciation - Leased Equipment                   (88,240)             (74,778)
   Accumulated Depreciation                                   (1,872,491)          (1,752,437)
                                                         ----------------  -------------------
   Total Property & Equipment                                    198,074              342,275
                                                         ----------------  -------------------
OTHER ASSETS

Investments                                                       75,000              150,000
Deposits                                                          43,137               43,023
                                                         ----------------  -------------------
   Total Other Assets                                            193,137              193,023
                                                         ----------------  -------------------
TOTAL ASSETS                                             $       525,792   $          774,639
                                                         ================  ===================

                        Worldwide Wireless Networks, Inc.
                          Consolidated Balance Sheets
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                     March 31, 2002    December 31, 2001
                                                    ----------------  -------------------
                                                      (Unaudited)
CURRENT LIABILITIES

Accounts Payable                                    $     1,065,259   $        1,284,859
Accrued Expenses                                          1,245,009            1,182,437
Lines of Credit                                              50,730               52,299
Unearned Revenue                                             75,028               67,801
Current Portion of Long Term Liabilities                  2,230,456            2,201,456
                                                    ----------------  -------------------
   Total Current Liabilities                              4,666,482            4,788,852
                                                    ----------------  -------------------
LONG TERM LIABILITIES

Notes Payable                                             2,442,428            2,111,497
Notes Payable - Related Party                                75,000               75,000
Convertible Debentures                                      603,530              603,530
Capital Lease Payable                                             0               14,959
Less Current Portion                                     (2,230,456)          (2,201,456)
                                                    ----------------  -------------------
   Total Long Term Liabilities                              890,502              603,530
                                                    ----------------  -------------------
TOTAL LIABILITIES                                         5,556,984            5,392,382
                                                    ----------------  -------------------
STOCKHOLDERS' EQUITY

Common Stock, 50,000,000 Shares of $.001 Par Value
   Authorized, 43,555,358 Shares
   Issued and Outstanding                                    43,556               43,556
Additional Paid In Capital                                6,167,285            6,167,285
Retained Earnings                                       (11,242,033)         (10,828,584)
                                                    ----------------  -------------------
   Total Stockholders' Equity                            (5,031,192)          (4,617,743)
                                                    ----------------  -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $       525,792   $          774,639
                                                    ================  ===================

                        Worldwide Wireless Networks, Inc
                      Consolidated Statements of Operations
                                  (Unaudited)


                                        Three Months Ended March 31,
                                        ---------------------------
                                            2002          2001
                                        ------------  -------------

SALES                                   $   475,529   $    514,025

COST OF GOODS SOLD                          123,930        363,457
                                        ------------  -------------
GROSS PROFIT                                351,599        150,568
                                        ------------  -------------
OPERATING EXPENSES
  General And Administrative Expenses       547,708      1,044,901
  Sales                                      38,689         89,342
                                        ------------  -------------
TOTAL OPERATING EXPENSES                    586,397      1,134,243
                                        ------------  -------------

OPERATING INCOME                           (234,798)      (983,675)
                                        ------------  -------------
OTHER INCOME AND (EXPENSE)
  Interest Expense                         (103,765)       (95,161)
  Interest Income                               114            101
  Miscellaneous Income                            0         44,391
  Loss on Investment                        (75,000)      (400,000)
                                        ------------  -------------
TOTAL OTHER INCOME AND (EXPENSE)           (178,651)      (450,669)
                                        ------------  -------------

NET INCOME (LOSS)                         ($413,449)   ($1,434,344)
                                        ============  =============
NET INCOME (LOSS) PER SHARE                  ($0.01)        ($0.11)
                                        ============  =============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                   43,555,358     13,654,025
                                        ============  =============

                        Worldwide Wireless Networks, Inc.
                      Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                                  (Unaudited)


                                                           2002          2001
                                                       -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                       ($413,449)   ($1,434,344)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
     Depreciation and Amortization                        160,516        161,301
     Bad Debt                                               1,456         12,194
     Shares Issued for Services                                 0        185,625
     Shares Issued for Insurance Policy                         0         77,501
     Shares Issued for Interest                                 0          8,332
     Loss on Investment                                    75,000        400,000
     Loss on Sale of Assets                                     0          5,385
  Changes in Asset and Liabilities
  (Increase) Decrease in Current Assets:
     Accounts Receivable                                  (23,183)       152,349
     Other Current Assets                                       0          1,380
     Inventory                                             (2,413)     1,891,548
     Prepaid Expenses                                      27,249       (161,312)
  Increase (Decrease) in Current Liabilities:
     Accounts Payable and Accrued Expenses               (157,028)    (1,669,514)
     Accrued Expenses                                           0              0
     Unearned Revenue                                       7,227        (12,377)
                                                       -----------  -------------
Net Cash Provided (Used) by Operating Activities         (324,625)      (381,932)
                                                       -----------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                      (16,315)       (39,701)
  Proceeds from Sale of Assets                                  0          1,750
  Net Cash (to) from Deposits                                (114)          (101)
  Cash from Deferred Charges                                    0          2,143
                                                       -----------  -------------
Net Cash Provided (Used) by Investing Activities          (16,429)       (35,909)
                                                       -----------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Debt Financing                            349,182        375,000
  Principal Payments on Debt Financing                    (33,210)       (54,596)
  Transfer of Assets to inventory
  Increase (Decrease) on Lines on Credit                   (1,569)        (9,560)
  Registration Fees Paid                                        0           (505)
                                                       -----------  -------------
Net Cash Provided (Used) by Financing Activities          314,403        310,339
                                                       -----------  -------------
Net Increase (Decrease) in Cash and Cash Equivalents      (26,651)      (107,502)
                                                       -----------  -------------
Cash and Cash Equivalents
  Beginning                                                52,383        121,329
                                                       -----------  -------------
  Ending                                               $   25,732   $     13,827
                                                       ===========  =============
Supplemental Cash Flow Information

  Cash paid for Interest                               $    1,924   $     20,221
  Cash paid for Income Taxes                           $        0   $          0
Non-cash Financing Transactions:
  Stock Issued for Goods and Services                  $        0   $    185,625
  Stock Issued for Accrued Interest                    $        0   $      8,332
Stock Issued to Retire Long Term Liabilities           $        0   $    219,500

                        Worldwide Wireless Networks, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002



GENERAL
-------

Worldwide Wireless Networks, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2001.

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

INVESTMENTS
-----------

During 2002, the Company has recognized a loss of $75,000 for the investment in the common stock of Bridge Technology, Inc. (Bridge). The loss has been recognized due to management's determination that the value of Bridge is in a permanent decline.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANT



     We hereby consent to the use of our report for the three months ended March 31, 2002, dated May 7, 2002 in the Form 10QSB for Worldwide Wireless Network, Inc.


        /s/
Chisholm & Associates
---------------------

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

Overview.  Worldwide  Wireless  is  a networking solutions company that provides
--------
high speed Internet access using our own wireless network. We also provide direct service links, which are connections of a customer's computer network to the Internet via our wireless network, frame relay connections, which are wired connections between a customer's computer network and a router which sends data to the desired end connections, data center services and network consulting. We service all sizes of commercial business.

Large scale commercial operations began in April 1999 and, as of March 31, 2002, we provide high-speed wireless services to approximately 260 commercial customers and 55 wired frame customers. Our primary market is currently Orange County, California, where we operate our high-speed wireless network, which serves approximately 85% of the county. Since our inception, we have operated at a net loss, due primarily to our investment in expanding our network coverage and customer acquisition costs. Management believes that efforts to continue network expansion beyond Orange County will result in additional losses from which recovery would be difficult. Therefore, we have temporarily discontinued our expansion efforts beyond our current network operations. We plan to resume expansion efforts in other markets after we have established profitability in Orange County. There can be no assurance that we will be able to access either debt or equity capitalization in sufficient amounts or on acceptable terms to continue to fund operations and continue growth of our customer base, nor that we will ever achieve profitability from operations. We currently have a $20,000,000 equity line of credit with Whitsend Investments Limited that may be utilized on an as needed basis with certain limitations. Through March 31, 2002, draws totaling $326,339 have been made against the equity line of credit resulting in the issuance of 9,689,535 shares of the company's common stock. If we are unable to access this capital, or any other capital to fund current operations, then we would be unable to continue operations.

Revenues.  We  generate  revenues  primarily  through  the  sale of annuity-like
--------
service contracts with customers, the sale of equipment and installation of wireless networks, and network consulting. We recognize revenues when services are completed. Our revenues for the three months ended March 31, 2002 and 2001 were $475,529 and $514,025, respectively, which represents a 7.5% decrease. The $38,496 decrease in revenue for the three months ended March 31, 2002, compared to the same period in 2001, is primarily attributable to lower equipment sales which declined from $89,765 to $960 for the three months ended March 31, 2002, and 2001, respectively. Sales of wireless services increased slightly to $314,725 for the three months ending March 31, 2002, from $294,376 for the three months ended March 31, 2001 while wired circuit revenue decreased by $14,466 to $111,346 for the three months ended March 31, 2002 from $125,812 for the three months ended March 31, 2001 as commercial companies trimmed costs in the slowing economy. We believe that growth in revenue will come from additional penetration in markets currently served by existing networks, expansion of complimentary product lines to existing and new customers, and geographic expansion using currently deployed technologies. We have spent, and intend to continue to spend, significant resources on these activities.

Cost  of  Sales.  Our  cost  of  sales consists of third-party network usage and
---------------
other outsourced service costs; the cost of roof rights; and the cost of equipment sold. Third-party network costs are expensed in the period when services are rendered and are generally proportional to the number of customers. Our total cost of sales for goods and services sold for the three months ended March 31, 2002, and 2001, equaled $123,930, and $363,457, respectively, reflecting a decrease of 66%. The $239,527 decrease in our cost of sales for the three months ended March 31, 2002 is relative to the decrease in revenue due to costs associated with equipment sales and shifting to more economical suppliers for our telecommunication services. Gross profit as a percentage of sales increased from approximately 35% for the three months ended March 31, 2001 to approximately 74% for the same period in 2002. We do not currently anticipate that inflation will have a material impact on our results of operations in the near future.

Sales  and  Marketing.  Sales  and  marketing  expenses  include salaries, sales
---------------------
commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party sales agents, marketing and sales support functions. For the three months ended March 31, 2002, and 2001, our sales and marketing expense equaled $38,689 and $89,342 respectively, for a decrease of $50,653 or 57% from the prior year. The decrease in sales and marketing expense for the three months ended March 31, 2002 is attributable to staff restructuring. In the fourth quarter of 2001, management restructured the sales department, reducing the number of salaried representatives to one and contracting with independent sales and telemarketing agents whose compensation is commission based as part of a concentration on the Orange County market. In an effort to increase our revenues, user base, and brand awareness, we expect to have a slight increase in the amount of spending on sales and marketing over the next year. Marketing costs associated with increasing our user base, which to date have been minimal, are expensed in the period incurred.

General  and  Administrative.  General  and  administrative  expenses  include
----------------------------
salaries, employee benefits and expenses for our executive, finance, human resources, and technical staff; repairs, maintenance, and depreciation of network equipment; legal, professional, and other services; and occupancy costs for business premises. Investment in network equipment is related primarily to geographic network expansion and incremental customer installations, which result in increased depreciation expense in future periods. In addition, general and administrative expenses include fees for professional services and occupancy costs. Our general and administrative expenses were $547,708 for the three months ended March 31, 2002, compared with $1,044,901 for the three months ended March 31, 2001. This represents a decrease of $497,193, or 48%, for the three months ended March 31, 2002. The decrease in general and administrative expense for the three months ended March 31, 2002 is attributable to implementing management's restructuring plan, including staff reductions, to focus on the Orange County market; and reductions in professional expenses related to network expansion. We expect general and administrative expenses to remain relatively constant for the near term.

Interest  Expense.  Interest  expense consists primarily of interest accrued for
-----------------
notes payable. Interest expense was $103,765 for the three months ended March 31, 2002, increasing from $95,161 for the three months ended March 31, 2001.

Loss on Investment. We entered into an agreement with Bridge Technology, Inc. on
------------------
June 28, 2000. Under this Agreement, we issued 300,000 shares of restricted common stock for 150,000 restricted shares of Bridge Technology common stock. The shares were issued as restricted in accordance with the Securities and Exchange Commission Regulation 144. During the second quarter ended June 30, 2001, we were notified by Bridge Technology that they unilaterally cancelled the 150,000-share stock certificate issued to us without our consent. We view this as an illegal and fraudulent action. At this time we are contemplating our options ranging from further negotiations to possible litigation.

We have taken an other-than-temporary loss of $1,125,000 on our original investment in Bridge Technology of $1,200,000, of which $75,000 is recorded on our first quarter 2002 financial statements and $550,000 is recorded on our year-end December 31, 2001 financial statements. The original other-than-temporary loss of $500,000 was recorded on our year-end December 31, 2000 financial statements. Our investment in Bridge Technology suffered losses because of weak market conditions. The original price per share of $8.00 in July 2000 suffered from a continuous decline down to $0.50 by the end of March 31, 2002. Based upon market forecasts and the slim probability of a reverse trend, our management recognized a permanent write down from $4.67 to $0.50 per share to arrive at an investment carrying value of $75,000 or $0.50 per share.

LIQUIDITY  AND  CAPITAL  RESOURCES.

Since Worldwide Wireless Networks, Inc.'s inception, we have financed our operations primarily through the private placement of equity securities, loans, leasing arrangements and cash-flow from operations. As of March 31, 2002, cash reserves totaled $25,732 and total current assets totaled $209,581 compared with cash reserves of $13,827 and total current assets of $639,992 at March 31, 2001.

Our current liabilities as of March 31, 2002 were $4,666,482 of which $2,230,456 accounted for the current portion of our long-term liabilities, and $1,065,259 is attributable to current accounts payable. Of the current portion of long-term liabilities, one note with outstanding principal of $46,500 requires monthly payments of $16,667, including interest and was due September 28, 2001. The other notes do not require payments until maturity. Also included in the current portion of long-term liabilities are notes with outstanding principal balances totaling $1,865,510 which are in default. Management is negotiating maturity extensions; however no assurance can be given that such extensions will be achieved. We have paid interest rates ranging from 15.5% to 32.5%, or an average of 21.7%, on these obligations as a new company without a credit history. As of March 31, 2002, we had $890,502 in long-term liabilities (other than the current portion of long-term liabilities discussed above and reflected on our financial statement as a current liability).

As of March 31, 2002, our principal commitments consisted of office, roof-rights payments, and equipment leases. Future minimum principal payments on notes payable were approximately $50,010. Operating lease payments due through the end of fiscal years 2002 and 2003 were $366,210 and $319,801, respectively.

The company has several operating leases, primarily for roof rights and office space in Los Angeles County, payments for which total $128,912 for fiscal 2002 and $118,578 for fiscal 2003. The company has not made payments on these leases as of March 1, 2001 and is negotiating termination or sub-leases on these sites. The accompanying financial statements include accrued expenses totaling $19,017 through March 31, 2002 for these leases.

Net cash used to fund our operating activities for the three months ended March 31, 2002 was $324,739, compared to $381,932 in funds utilized by operating activities for the three months ended March 31, 2001, representing a decrease of 15%. Net cash used for operating activities consisted primarily of net operating losses and network asset purchases.

Net cash provided by our financing activities was $314,403 for the three months ended March 31, 2002, a slight increase of $4,064 from $310,339 for the three months ended March 31, 2001. Net cash provided by financing activities for the first quarter of 2002 was attributable to issuing notes for certain accounts payable and in 2001 to the sale of debt securities as described in the Recent Developments section below.

Our net loss for the three months ended March 31, 2002 totaled $413,449 or $0.01 per share, compared to $1,434,344 or $.11 per share, for the three months ended March 31, 2001. The net loss for March 31, 2002 and March 31, 2001 included a recognized loss of $75,000 and $400,000, respectively, on securities held for investment.

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

Esyon  Corporation
------------------

We received a term sheet in December 2000 from Esyon Corporation that indicated a willingness to provide additional debt and/or equity capitalization in such amounts as may be mutually determined between us. While we were negotiating a definitive strategic alliance agreement, Esyon made loans to us beginning on December 28, 2000 through April 2, 2001 in the principal face amount of $487,000 under secured promissory notes bearing interest at 10% per annum and coming due in January 2002. On January 1, 2002 Worldwide Wireless Networks went into default on these secured promissory notes. As of January 1, 2002, we are in default on the principal and interest in the amount of $531,820, which indebtedness exceeds 5% of our total assets. We are currently negotiating with Esyon Corporation to obtain an extension on the promissory notes, however there can be no assurance that these negotiations will be successful

Settlement  of  Dispute  with  Pacific  Industrial  Partners,  LLC
------------------------------------------------------------------

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

On April 17, 2001, we resolved the dispute through settlement negotiations. In exchange for dismissal of the pending litigation and releases of all claims against all parties, we agreed to the following: (a) cash payment of $115,000, of which $70,000 was paid by check from persons other than us to PIP and its affiliates, and the remaining balance of $45,000 is payable from us by installments under a promissory note, which is secured by a Stipulated Entry of Judgment for that amount; (b) 400,000 shares of common stock of WWWN to be transferred to PIP and its affiliates; and (c) 1,000,000 warrants for the purchase of 1,000,000 shares of our free-trading common stock. With respect to the warrants, we are registering for resale only the shares underlying the warrants. The free-trading common stock received by PIP in the settlement was provided by some of our founding stockholders. As of the date of this filing, we have issued warrants for the purchase of 750,000 shares of which none have been exercised. With respect to the Stipulated Entry of Judgment, PIP has a right to collect the balance due on January 17, 2002. As of March 31, 2002, the company has paid $15,000 of this note.

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

Feldhake,  August  &  Roquemore  LLP
------------------------------------

We have entered into a Share Purchase Agreement with our outside law firm, Feldhake, August & Roquemore LLP. Under that agreement, we will issue 200,000 shares of common stock for a credit of $20,000 to be applied against our outstanding balance with them. On December 28, 2001 Feldhake, August & Roquemore terminated their retainer agreement due to issues related to fees and non-payment by Worldwide Wireless. In February 2002, the company signed a promissory note in the amount of $286,972 that requires monthly installments commencing at $1,000 in February 2002 and increasing each January thereafter.

Massachusetts  Mutual  Life  Insurance  Company
-----------------------------------------------

The company leases office space in Orange, California consisting of three separate suites. In March 2001, the company vacated one suite and stopped making lease payments although the expense was accrued. In March 2002, the company executed a promissory note in favor of Massachusetts Mutual Life Insurance Company in the amount of $62,210 bearing interest at 10% per annum to settle this outstanding balance and terminate any future lease obligation. The note requires monthly installments commencing at $1,500 with increases each six months. The company is current with its other leases obligations with Massachusetts Mutual.

Bridge  Technology,  Inc.
-------------------------

We entered into an agreement with Bridge Technology, Inc. on June 28, 2000. Under this Agreement, we issued 300,000 shares of restricted common stock for 150,000 restricted shares of Bridge Technology common stock. The shares were issued as restricted in accordance with the Securities and Exchange Commission Regulation 144. During the second quarter ended June 30, 2001, we were notified by Bridge Technology that they unilaterally cancelled the 150,000 share stock certificate issued to us without our consent. We view this as an illegal and fraudulent action. The asset has a current carrying value of $75,000 on the balance sheet and as described in the Loss on Investment section, we have recognized a cumulative write down of $1,125,000 for this asset on our statement of operations. At this time we are contemplating our options ranging from further negotiations to possible litigation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as disclosed below, we are not involved in any material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject:

Sean  Loftis  and  1st  Universe  L.P.
-------------------------------------

We entered into an agreement with Mr. Loftis whereby we would provide wireless internet services to customers located by Mr. Loftis, and with whom Mr. Loftis would enter into contracts to provide wireless internet services. Mr. Loftis received a profit to the extent that the fees charged by him to the customer exceeded the fees charged by us to him. On January 31, 2001 we terminated the agreement, and were subsequently sued by 1st Universe and Mr. Loftis for, among other things, breach of contract, breach of the implied covenant of good faith and interference with contract. 1st Universe and Mr. Loftis filed the suit on February 6, 2001, in the Superior Court of Orange County, California, seeking compensatory and punitive damages. Mr. Loftis alleges that we breached the agreement by terminating internet access services on short notice and entering into new contracts with his customers. We dispute all of Mr. Loftis' allegations, are actively litigating against his claims, and have filed a counter suit. The case is set for trial on May 13, 2002.

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

PHI  Mutual  Ventures,  LC
--------------------------

On March 15, 2000 PHI Mutual Ventures, LC loaned us $1,000,000 under a secured promissory note bearing interest at 11% per annum. The promissory note became due on March 15, 2001, and began to accrue a late interest rate of 18% per annum. As of the date of this filing, we are in default on the principal and interest in the amount of $1,310,103, which indebtedness exceeds 5% of our total assets.

On May 1, 2000 PHI Mutual Ventures, LC loaned us $100,000 under a secured promissory note bearing interest at 12% per annum. The promissory note became due on June 30, 2000, and began to accrue a late interest rate of 18% per annum. As of the date of this filing, we are in default on the principal and interest in the amount of $137,108, which indebtedness exceeds 5% of our total assets.

We are currently negotiating with PHI Mutual Ventures, LC to obtain extensions on these promissory notes, however there can be no assurance that these negotiations will be successful.

Mutual  Ventures  Corporation
-----------------------------

On October 24, 2000 Mutual Ventures Corporation loaned us $200,000 under a secured promissory note bearing interest at 12% per annum. The promissory note became due on January 24, 2001, and began to accrue a late interest rate of 18% per annum. As of the date of this filing, we are in default on the principal and interest in the amount of $237,400, which indebtedness exceeds 5% of our total assets.

We are currently negotiating with Mutual Ventures Corporation to obtain an extension on the promissory note, however there can be no assurance that these negotiations will be successful.

Eyson  Corporation
------------------

On January 1, 2002 Worldwide Wireless Networks went into default on a series of secured promissory notes with Esyon Corporation. Beginning on December 28, 2000 through April 2, 2001 Esyon Corporation loaned us a cumulative total of $487,000 under a series of secured promissory notes bearing interest at 10% per annum. The promissory notes became due on January 1, 2002. As of the date of this filing, we are in default on the principal and interest in the amount of $543,996, which indebtedness exceeds 5% of our total assets.

We are currently negotiating with Esyon Corporation to obtain extensions on these promissory notes, however there can be no assurance that these negotiations will be successful.


Schneider  Rucinski  Ent
------------------------

On October 1, 2001 Worldwide Wireless Networks went into default on a secured promissory note with Schneider Rucinski Ent. On September 28, 2000 Schneider

Rucinski Ent loaned us $150,000 under a secured promissory note that called for twelve monthly payments $16,667 each. The promissory notes tenth payment due on September 1, 2001 was not paid in full and we are in default for the remaining three monthly payments. As of the date of this filing, we are in default on the principal and interest in the amount of $49,212.50, which indebtedness exceeds 5% of our total assets.

We are currently negotiating with Schneider Rucinski Ent to obtain an extension on the promissory note, however there can be no assurance that these negotiations will be successful.



ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5  -  OTHER INFORMATION

None


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
 Number   Description
--------  ----------------------------------------------------------------------------

  4.3(3)  Form of Promissory Note with Esyon Corporation

   4.4*   Form of Promissory Note with Feldhake, August & Roquemore

   4.5*   Form of Promissory Note with Mass Mutual Life Insurance Company

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

10.16(2)  Share Purchase Agreement, dated March 30, 2001, between Worldwide Wireless and Universal Business Insurance, Inc.

10.17(2)  Settlement Agreement, dated April 17, 2001, between Worldwide Wireless and
          Pacific Industrial Partners

10.18(2)  Share Purchase Agreement, dated April 23, 2001, between Worldwide Wireless and Feldhake, August & Roquemore LLP

10.19(3)  Letter of Intent, dated December 28, 2000, between Esyon Corporation and
          Worldwide Wireless


  23.1*   Consent of Independent Public Accountants dated April 27, 2001, for quarterly financial statements ended March 31, 2002

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

WORLDWIDE  WIRELESS  NETWORKS,  INC.


Date:  May  13,  2002




     /s/
------------------------------------
Jerry Collazo
President and Acting Chief Executive Officer




     /s/
------------------------------------
Steve Button
Controller