Form 10QSB
period 2002-06-30
WORLDWIDE WIRELESS NETWORKS INC
filed 2002-08-14
CIK 1095821

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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


                                ----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE
                                ----------------


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

As of June 30, 2002, there were 43,555,358 shares of the registrant's Common Stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The registrant represents that the Consolidated Financial Statements furnished herein have been reviewed by Chisholm & Associates, the Company's independent auditors, and prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that such Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Worldwide Wireless Networks, Inc. and its subsidiaries (the "Company") as of June 30, 2002, and the results of its operations and its cash flows for the six months then ended.

                        WORLDWIDE WIRELESS NETWORKS, INC.


                        Consolidated Financial Statements

                                  June 30, 2002

                        Worldwide Wireless Networks, Inc.
                          Consolidated Balance Sheets


                                         ASSETS
                                         ------

                                                           June 30, 2002    December 31, 2001
                                                          ---------------  -------------------
                                                            (Unaudited)
CURRENT ASSETS

Cash and Cash Equivalents                                 $        9,761   $           52,383
Accounts Receivable (Less Allowance for
  Doubtful Accounts of $3,469 and $15,000 Respectively)           27,053               57,457
Inventory                                                         36,777               88,932
Prepaid Expenses                                                  21,889               40,569
                                                          ---------------  -------------------
  Total Current Assets                                            95,480              239,341
                                                          ---------------  -------------------
PROPERTY & EQUIPMENT

Office Equipment                                                 194,013              193,981
Leased Equipment                                                 115,165              115,165
Machinery Equipment                                            1,727,561            1,833,344
                                                          ---------------  -------------------
                                                               2,036,739            2,142,490
Less:
  Accumulated Depreciation - Leased Equipment                   (101,703)             (74,778)
  Accumulated Depreciation                                    (1,801,202)          (1,725,437)
                                                          ---------------  -------------------

  Total Property & Equipment                                     133,834              342,275
                                                          ---------------  -------------------

OTHER ASSETS

Investments                                                            0              150,000
Deposits                                                          40,402               43,023

  Total Other Assets                                              40,402              193,023
                                                          ---------------  -------------------
TOTAL ASSETS                                              $      269,716   $          774,640
                                                          ===============  ===================

                        Worldwide Wireless Networks, Inc.
                          Consolidated Balance Sheets
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



                                                               June 30, 2002    December 31, 2001
                                                              ---------------  -------------------
                                                                (Unaudited)
CURRENT LIABILITIES

Accounts Payable                                              $    1,097,614   $        1,284,859
Accrued Expenses                                                   1,492,437            1,182,437
Lines of Credit                                                       49,370               52,299
Unearned Revenue                                                      74,710               67,801
Current Portion of Long Term Liabilities                           3,025,621            2,201,456
                                                              ---------------  -------------------

  Total Current Liabilities                                        5,739,752            4,788,852
                                                              ---------------  -------------------
LONG TERM LIABILITIES

Notes Payable                                                      2,349,091            2,111,496
Notes Payable - Related Party                                         73,000               75,000
Convertible Debentures                                               603,530              603,530
Capital Lease Payable                                                      0               14,960
Less Current Portion                                              (3,025,621)          (2,201,456)
                                                              ---------------  -------------------

  Total Long Term Liabilities                                              0              603,530
                                                              ---------------  -------------------

TOTAL LIABILITIES                                                  5,755,752            5,392,382
                                                              ---------------  -------------------
STOCKHOLDERS' EQUITY

Common Stock, 50,000,000 Shares of $.001 Par Value
  Authorized, 43,555,358 and 12,844,060 Shares
  Issued and Outstanding                                              43,556               43,556
Additional Paid In Capital                                         6,167,285            6,167,285
Retained Earnings                                                (11,680,877)         (10,828,584)
                                                              ---------------  -------------------

  Total Stockholders' Equity                                      (5,470,036)          (4,617,743)
                                                              ---------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $      269,716   $          774,639
                                                              ===============  ===================

                                       Worldwide  Wireless  Networks,  Inc.
                                     Consolidated  Statements  of  Operations
                                                    (Unaudited)

                                              Three Months Ended June 30,       Six Months Ended June 30,
                                           --------------------------------  -------------------------------
                                                2002             2001             2002            2001
                                           --------------  ----------------  --------------  ---------------
SALES                                      $     454,497   $       538,671   $     930,026   $    1,052,696

COST OF GOODS SOLD                               141,885           312,280         265,815          675,737
                                           --------------  ----------------  --------------  ---------------

GROSS PROFIT                                     312,612           226,391         664,211          376,959
                                           --------------  ----------------  --------------  ---------------
OPERATING EXPENSES
  General And Administrative Expenses            566,457           694,945       1,114,165        1,739,846
  Sales                                           46,987            79,432          85,676          168,774
                                           --------------  ----------------  --------------  ---------------
TOTAL OPERATING EXPENSES                         613,444           774,377       1,199,841        1,908,620
                                           --------------  ----------------  --------------  ---------------

OPERATING INCOME                                (300,832)         (547,986)       (535,630)      (1,531,661)
                                           --------------  ----------------  --------------  ---------------
OTHER INCOME AND (EXPENSE)
  Interest Expense                              (110,000)          (82,811)       (213,765)        (177,972)
  Interest Income                                      0                 0             114              101
  Miscellaneous Income                             1,988             3,821           1,988           48,212
  Loss on Investment                             (30,000)                0        (105,000)        (400,000)
                                           --------------  ----------------  --------------  ---------------
TOTAL OTHER INCOME AND (EXPENSE)                (138,012)          (78,990)       (316,663)        (529,659)
                                           --------------  ----------------  --------------  ---------------

NET INCOME (LOSS)                              ($438,844)        ($626,976)      ($852,293)     ($2,061,320)
                                           ==============  ================  ==============  ===============
NET INCOME (LOSS) PER SHARE                       ($0.01)           ($0.03)         ($0.01)          ($0.13)
                                           ==============  ================  ==============  ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES      43,555,358        18,469,640      43,555,358       16,030,177
                                           ==============  ================  ==============  ===============

                             Worldwide Wireless Networks, Inc.
                          Consolidated Statements of Cash Flows
                            For the Six Months Ended June 30,
                                      (Unaudited)


                                                          2002          2001
                                                       -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                       ($852,293)   ($2,061,320)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
    Depreciation and Amortization                         247,090        326,523
    Bad Debt                                               (4,031)        (9,885)
    Shares Issued for Services                                  -        185,625
    Shares Issued for Insurance Policy                          -         77,501
    Shares Issued for Interest                                  -          8,616
    Loss on Investment                                    105,000        400,000
    Loss on Sale of Assets                                      -          5,385
  Changes in Asset and Liabilities
  (Increase) Decrease in Current Assets:
    Accounts Receivable                                    34,435        246,379
    Other Current Assets                                        -          7,500
    Inventory                                              52,155      2,025,768
    Prepaid Expenses                                       18,680       (107,839)
  Increase (Decrease) in Current Liabilities:
    Accounts Payable and Accrued Expenses                 122,755     (1,557,695)
    Accrued Expenses                                            0              0
    Unearned Revenue                                       (6,909)       (47,442)
                                                       -----------  -------------

Net Cash Provided (Used) by Operating Activities         (269,300)      (500,884)
                                                       -----------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                      (38,648)      (127,308)
  Proceeds from Sale of Assets                                  -          2,150
  Net Cash (to) from Deposits                               2,621          6,008
  Cash from Deferred Charges                                    -          2,858
                                                       -----------  -------------

Net Cash Provided (Used) by Investing Activities         (116,292)      (116,292)
                                                       -----------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Debt Financing                            349,182        440,750
  Principal Payments on Debt Financing                    (83,548)       (97,042)
  Increase (Decrease) in line of Credit                    (2,929)       (13,210)
  Shares Issued for Cash                                        -        212,991
  Registration Fees Paid                                        -           (583)
                                                       -----------  -------------

Net Cash Provided (Used) by Financing Activities          262,702        542,902
                                                       -----------  -------------

Net Increase (Decrease) in Cash and Cash Equivalents      (42,622)       (74,270)
                                                       -----------  -------------


Cash and Cash Equivalents
  Beginning                                                52,383        121,329
                                                       -----------  -------------

  Ending                                               $    9,761   $     47,059
                                                       ===========  =============
Supplemental Cash Flow Information
  Cash paid for Interest                               $   13,524   $     37,644
  Cash paid for Income Taxes                           $        0   $          0
Non-cash Financing Transactions:
  Stock Issued for Goods and Services                  $        0   $    263,126
  Stock Issued for Accrued Interest                    $        0   $      8,616
  Stock Issued to Retire Long Term Liabilities         $        0   $    197,500
  Assets Pledged to  Retire Long Term Liabilities      $   45,000   $    197,500

                        WORLDWIDE WIRELESS NETWORKS, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002



                                     GENERAL

Worldwide Wireless Networks, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2001.

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

INVESTMENTS
-----------

During 2002, the Company has recognized a loss of $105,000 for the investment in the common stock of Bridge Technology, Inc. (Bridge). The loss has been recognized due to management's determination that the value of Bridge is in a permanent decline. The remaining value of $45,000 has been offset against a short-term liability for which the stock investment has been pledged and is held as collateral by the note holder.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANT



     We hereby consent to the use of our report for the three months ended June 30, 2002, dated August 12, 2002 in the Form 10QSB for Worldwide Wireless Network, Inc.


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

Overview.  Worldwide  Wireless  is  a networking solutions company that provides
--------
high speed Internet access using our own wireless network. We also provide direct service links which connects a customer's computer network to the Internet via our wireless network, frame relay connections which are wired connections between a customer's computer network and a router which directs data to the desired end connections, data center services such as web hosting, network consulting, and equipment sales associated with these services. We service all sizes of commercial business.

Large-scale commercial operations began in April 1999 and as of June 30, 2002, we provide high-speed wireless services to 251 customers and wired frame relay services to 41 customers. Our primary market is Orange County California, where our wireless network is located which provides service to approximately 85% of the county. Since our inception, we have operated at a net loss, due primarily to our investment in expanding our network coverage and customer acquisition costs. Management believes that efforts to continue expansion beyond our core network would result in additional losses from which recovery would be difficult. Therefore, we have temporarily discontinued our expansion efforts beyond our Orange County operations. We plan to resume expansion efforts in other markets after we have established profitability in Orange County. There can be no assurance that we will be able to access either debt or equity capitalization in sufficient amounts or on acceptable terms to continue to fund operations and continue growth of our customer base, nor that we will ever achieve profitability from operations. We have a $20,000,000 equity line of credit with Whitsend Investments Limited that may be utilized basis with certain limitations. Through June 30, 2002, draws totaling $326,339 have been made against this line of credit, which required the issuance of 9,689,535 shares of the company's common stock. If we are unable to access this capital, or any other capital to fund current operations, then we may be unable to continue operations.

Revenues.  We  generate  revenues  primarily  through  the  sale of annuity-like
--------
service contracts with customers, the sale of equipment and installation of wireless networks, and network consulting. We recognize revenues when services are completed. Our revenues for the six months ended June 30, 2002 and 2001 were $930,026 and $1,052,696, respectively, which represents a 12% decrease. The decrease in revenue of $122,670 for the six months ended June 30, 2002, compared to the same period in 2001, is primarily attributable to lower equipment sales, which declined $185,250 for the six months ended June 30, 2002 as compared to the same period in 2001. Our core business of wireless and frame Internet connections increase by $70,232 for the six months ended June 30, 2002 to $904,592 as compared to $834,360 for the same period in 2001. We believe that growth in revenue will come from additional penetration in markets currently served by existing network, expansion of complimentary product lines to existing and new customers, and geographic expansion using currently deployed technologies. We have spent, and intend to continue to spend, significant resources on these activities.

Cost  of  Sales.  Our  cost  of  sales consists of third-party network usage and
---------------
other outsourced service costs; the cost of roof rights; and the cost of equipment sold. Third-party network costs are expensed in the period when services are rendered and are generally proportional to the number of customers. Our total costs of sale for goods and services sold for the six months ended June 30, 2002, and 2001, equaled $265,815, and $675,737, respectively, reflecting a decrease of 61%. The decrease in our cost of sales for the six months ended June 30, 2002 is due to the decrease in equipment costs relative to the decrease in revenue from equipment sales and reductions in both bandwidth costs and telecommunication circuit costs due to increased competition among suppliers. Our combined bandwidth and circuit decreased from $366,316 for the six months ended June 30, 2001 to $186,273 for the same period in 2002, which is a 49% reduction in costs. Management has also streamlined operations by consolidating or eliminating points of presence (POP's) on the network which reduced roof location rents by $17,271 for the six months ended June 30, 2002 as compared to the same period in 2001.

Sales  and  Marketing.  Sales  and  marketing  expenses  include salaries, sales
---------------------
commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party sales agents, marketing and sales support functions. For the six months ended June 30, 2002, and 2001, our sales and marketing expense equaled $85,676 and $168,774, respectively, for a decrease of 49% from the prior year. The decrease in sales and marketing expense for the six months ended June 30, 2002 is attributable to department restructuring and staff reductions due to the marketing concentration on the Orange County market, and a suspension of the Los Angeles expansion. In an effort to increase our revenues, user base, and brand awareness, we expect to increase significantly the amount of spending on sales and marketing over the next year. Marketing costs associated with increasing our user base primarily, commissions and telemarketing related expenses, are expensed in the period incurred.

General  and  Administrative.  General  and  administrative  expenses  include
----------------------------
salaries, employee benefits and expenses for our executive, finance, human resources, and technical staff; repairs, maintenance, and depreciation of network equipment; legal, professional, and other services; and occupancy costs for business premises. Investment in network equipment is related primarily to geographic network expansion and incremental customer installations, which result in increased depreciation expense in future periods. In addition, general and administrative expenses include fees for professional services and occupancy costs. Our general and administrative expenses were $1,114,165 for the six months ended June 30, 2002, compared with $1,739,846 for the six months ended June 30, 2001. This represents a decrease of $625,681, or 36%, for the six months ended June 30, 2001. The decrease in general and administrative expense for the six months ended June 30, 2001 is attributable to the continuing implementation of management's restructuring plan, including staff reductions, to focus on the Orange County market.

Interest  Expense.  Interest  expense consists primarily of interest accrued for
-----------------
notes payable. We incurred an increase in the principal amount of our notes payable during the first six months of fiscal year 2002 of $349,182 due to issuing a note for $62,210 as part of a termination a lease for office space, and issuing a note in settlement of outstanding legal fees. The increase to $213,765 for the six months ended June 30, 2002, from $177,972 for the six months ended June 30 2001, represents an increase of $35,793 or 20%, due to the increase in our overall level of indebtedness, as well as increases in interest rates on certain notes in default.

Loss on Investment.  Prior to 2002 Worldwide Wireless Networks, Inc. had taken a
------------------
total other-than-temporary loss of $1,050,000 on our original investment of $1,200,000 in Bridge Technology. During the six months ended June 30, 2002, the company recorded an additional loss of $105,000 bringing the cumulative other-than-temporary loss to $1,155,000. Our investment in Bridge Technology has suffered from losses due to weak market conditions. The original price per share of $8.00 in July 2000 suffered a continuous decline down to approximately $0.30 by the end of June 2002. Based upon market forecasts and the slim probability of a reverse trend, management believes this loss to be permanent. These shares have been pledged as collateral for a $125,000 note payable.

LIQUIDITY  AND  CAPITAL  RESOURCES.

Since Worldwide Wireless Networks, Inc.'s inception, we have financed our operations primarily through the private placement of equity securities, loans, leasing arrangements and cash-flow from operations. As of June 30, 2002, cash reserves totaled $9,761 and current assets totaled $95,480. The decrease in current assets from $239,341 at December 31, 2001 is primarily due to implementation of management cost reduction policies regarding inventory acquisition, and tighter management of accounts receivable.

Our current liabilities as of June 30, 2002 were $5,739,752 of which $3,025,621 accounted for the current portion of our long-term liabilities, and $1,097,614 is attributable to current accounts payable. Of the current portion of long-term liabilities, one note with outstanding principal of $58,234 requires monthly payments of $1,500 including interest through August 1, 2002 with escalations thereafter and is due August 1, 2003; one note with outstanding principal of $46,500 requires monthly payments of $16,667 including interest and was due September 28, 2001, one note with outstanding principal of $286,971 requires monthly payments of $3,500 including interest through January 2003, with escalations thereafter, and is in default as of May 15, 2002. Other notes with outstanding principal balances totaling $1,850,288 do not require payments until maturity and are past due and in default. The other notes do not require payments until maturity. We have paid interest rates ranging from 15.5% to 32.5%, or an average of 21.7%, on these obligations as a new company without a credit history. As of June 30, 2002, we had no long-term liabilities (other than the current portion of long-term liabilities discussed above and reflected on our financial statement as a current liability).

As of June 30, 2002, our principal commitments consisted of office, roof-rights payments, and equipment leases. Future minimum principal payments on notes payable are approximately $3,025,621. Operating lease payments due through the end of fiscal years 2002 and 2003 were $162,281 and $328,935, respectively.

The company has several operating leases, primarily for roof rights and office space in Los Angeles County, payments for which total $128,712 for fiscal 2002, and $118,578 for fiscal 2003. The company has not made payments on these leases as of March 1, 2001. The accompanying financial statements include accrued expenses totaling $49,787 for the six months ended June 30, 2002 for these leases. Accrued expenses for fiscal year 2001 were $95,699.

Net cash used to fund our operating activities for the six months ended June 30, 2002 was $269,300, compared to $500,884 in funds utilized by operating activities for the six months ended June 30, 2001, representing a decrease of $280,201 or 46%. Net cash used for operating activities consisted primarily of net operating losses and network asset purchases.

Net cash provided by our financing activities was $262,705 for the six months ended June 30, 2002, a decrease of $280,201 from the $542,906 for the six months ended June 30, 2001. Net cash provided by financing activities was attributable to the issuing debt for accrued expenses as described in the Recent Developments section below.

Our net loss for the six months ended June 30, 2002 totaled $852,293 or $0.01 per share, compared to $2,061,320 or $0.13 per share, for the six months ended June 30, 2001. The net loss for June 30, 2002 and 2001 included a recognized loss of $105,000 and $400,000, respectively, on securities held for investment.

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

Management  Plan.
----------------
Our primary business goal is to remain viable in the current adverse business climate as well as the insolvent nature of the Company's Balance Sheet. We are currently seeking alternatives to restructuring the debt load, however, assurances cannot be given that we will be successful especially given the demands being placed on the Company by its creditors.

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

Esyon  Corporation
------------------

We received a term sheet in December 2000 from Esyon Corporation that indicated a willingness to provide additional debt and/or equity capitalization in such amounts as may be mutually determined between us. While we were negotiating a definitive strategic alliance agreement, Esyon made loans to us beginning on December 28, 2000 through April 2, 2001 in the principal face amount of $487,000 under secured promissory notes bearing interest at 10% per annum and coming due in January 2002. On January 1, 2002 Worldwide Wireless Networks went into default on these secured promissory notes. As of June 30, 2002, we are in default on the principal and interest in the amount of $544,459, which indebtedness exceeds 5% of our total assets. On April 30, 2002 Esyon Corporation filed a lawsuit against World Wide Wireless Networks, Inc.(see Part II section 1, Legal Proceedings for further details).

Settlement of Dispute with Pacific Industrial Partners, LLC
-----------------------------------------------------------

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

On April 17, 2001, we resolved the dispute through settlement negotiations. In exchange for dismissal of the pending litigation and releases of all claims against all parties, we agreed to the following: (a) cash payment of $115,000, of which $70,000 was paid by check from persons other than us to PIP and its affiliates, and the remaining balance of $45,000 is payable from us by installments under a promissory note, which is secured by a Stipulated Entry of Judgment for that amount; (b) 400,000 shares of common stock of WWWN to be transferred to PIP and its affiliates; and (c) 1,000,000 warrants for the purchase of 1,000,000 shares of our free-trading common stock. With respect to the warrants, we are registering for resale only the shares underlying the warrants. The free-trading common stock received by PIP in the settlement was provided by some of our founding stockholders. As of the date of this filing, we have issued warrants for the purchase of 1,000,000 shares of which none have been exercised. With respect to the Stipulated Entry of Judgment, PIP has a right to collect the balance due on January 17, 2002. As of March 31, 2002, the company has paid $15,000 of this note.


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

Feldhake, August & Roquemore LLP
--------------------------------

We have entered into a Share Purchase Agreement with our outside law firm, Feldhake, August & Roquemore LLP. Under that agreement, we will issue 200,000 shares of common stock for a credit of $20,000 to be applied against our outstanding balance with them. On December 28, 2001 Feldhake, August & Roquemore terminated their retainer agreement due to issues related to fees and non-payment by Worldwide Wireless. In February 2002, the company signed a promissory note in the amount of $286,972 that requires monthly installments commencing at $1,000 in February 2002 and increasing each January thereafter. As of May 15, 2002, the company is in default under the terms of the promissory note.




Massachusetts Mutual Life Insurance Company
-------------------------------------------

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

Bridge  Technology,  Inc.
-------------------------

We entered into an agreement with Bridge Technology, Inc. on June 28, 2000. Under this Agreement, we issued 300,000 shares of restricted common stock for 150,000 restricted shares of Bridge Technology common stock. The shares were issued as restricted in accordance with the Securities and Exchange Commission Regulation 144. During the second quarter ended June 30, 2001, we were notified by Bridge Technology that they unilaterally cancelled the 150,000 share stock certificate issued to us without our consent. We view this as an illegal and fraudulent action. The asset has a current carrying value of $45,000 on the balance sheet and as described in the Loss on Investment section, we have recognized a cumulative write down of $1,155,000 for this asset on our statement of operations. These shares are pledged as collateral for a $125,000 note payable and accounted for as a reduction in the outstanding principal balance. At this time we are contemplating our options ranging from further negotiations to possible litigation.




                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Except as disclosed below, we are not involved in any material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject:

Esyon  Corporation
------------------

On April 30, 2002, Esyon Corporation filed a lawsuit in the Superior Court of Los Angeles County, California, seeking damages of $525,000 plus interest for breach of promissory note. We filed an answer to the complaint and filed a cross-complaint on August 1, 2002, seeking damages of $475,000 for breach of contract. As of the date of this filing, a trial date has not been set.

Haseko  Corporation
-------------------

On May 24, 2002, Haseko Corporation filed a lawsuit in the Superior Court of Los Angeles County, California, seeking damages of $32,137.18 for a breach of lease. We filed an answer to the complaint denying all allegations. As of the date of this filing, a trial date has not been set.

Sean  Loftis  and  1st  Universe  L.P.
-------------------------------------

On July 9, 2002 a verdict for $336,236 was entered against Worldwide Wireless Networks, Inc., additionally Worldwide Wireless Networks, Inc. received a verdict for $1,897 against 1st Universe. On July 17, 2002, Worldwide Wireless Networks, Inc. received a verdict against 1st Universe for further damages. Worldwide Wireless Networks, Inc. filed an objection to the proposed judgment on July 29,2002 with the Superior Court of Orange County, California. As of the date of this filing, a date to hear the objection has not been set.

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

ITEM 2 - CHANGES IN SECURITIES

None

ITEM 3 (A) - DEFAULTS UPON SENIOR SECURITIES

PHI  Mutual  Ventures,  LC
--------------------------

On March 15, 2000 PHI Mutual Ventures, LC loaned us $1,000,000 under a secured promissory note bearing interest at 11% per annum. The promissory note became due on March 15, 2001, and began to accrue a late interest rate of 18% per annum. As of the date of this filing, we are in default on the principal and interest in the amount of $1,355,103, which indebtedness exceeds 5% of our total assets.

On May 1, 2000 PHI Mutual Ventures, LC loaned us $100,000 under a secured promissory note bearing interest at 12% per annum. The promissory note became due on June 30, 2000, and began to accrue a late interest rate of 18% per annum. As of the date of this filing, we are in default on the principal and interest in the amount of $141,608, which indebtedness exceeds 5% of our total assets.

Mutual  Ventures  Corporation
-----------------------------

On October 24, 2000 Mutual Ventures Corporation loaned us $200,000 under a secured promissory note bearing interest at 12% per annum. The promissory note became due on January 24, 2001, and began to accrue a late interest rate of 18% per annum. As of the date of this filing, we are in default on the principal and interest in the amount of $246,400, which indebtedness exceeds 5% of our total assets.

Eyson  Corporation
------------------

On January 1, 2002 Worldwide Wireless Networks went into default on a series of secured promissory notes with Esyon Corporation. Beginning on December 28, 2000 through April 2, 2001 Esyon Corporation loaned us a cumulative total of $487,000 under a series of secured promissory notes bearing interest at 10% per annum. The promissory notes became due on January 1, 2002. As of the date of this filing, we are in default on the principal and interest in the amount of $544,459, which indebtedness exceeds 5% of our total assets.

Schneider  Rucinski  Enterprises
--------------------------------

On September 28, 2000 Schneider Rucinski Enterprises loaned Worldwide Wireless Networks $150,000 under a secured promissory note which required 12 payments of

$16,667 including principal and interest. The note became due on September 28, 2001. As of the date of this filing, we are in default on the principal and interest in the amount of $50,220, which indebtedness exceeds 5% of our total assets.

Feldhake,  August  &  Roquemore,  LLP
-------------------------------------

On February 8, 2002, Worldwide Wireless Networks agreed to settle outstanding legal fees due Feldhake, August & Roquemore, LLP by issuing a promissory note in the amount of $286,972 bearing interest at 12% per annum. The note requires payments of $3,500 per month adjusted each succeeding January until paid. The company failed to make the May 2002 payments and went into default at that time. The note provides that all principal and interest becomes due upon default. As of the date of this filing, we are in default on the principal and interest in the amount of $299,328, which indebtedness exceeds 5% of our total assets.


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

     10.16(2) Share Purchase Agreement, dated March 30, 2001, between Worldwide Wireless and Universal Business Insurance, Inc.

     10.17(2) Settlement Agreement, dated April 17, 2001, between Worldwide Wireless and Pacific Industrial Partners

     10.18(2) Share Purchase Agreement, dated April 23, 2001, between Worldwide Wireless and Feldhake, August & Roquemore LLP

     10.19(3) Letter of Intent, dated December 28, 2000, between Esyon Corporation and Worldwide Wireless

     23.1* Consent of Independent Public Accountants dated August 12, 2002, for quarterly financial statements ended June 30, 2002

     99.1* Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WORLDWIDE WIRELESS NETWORKS, INC.


Date:  August 13, 2002





         /s/
--------------------------------------------
Jerry Collazo
President and Acting Chief Executive Officer




         /s/
--------------------------------------------
Steve Button
Controller