Form 10QSB
period 2002-09-30
WORLDWIDE WIRELESS NETWORKS INC
filed 2002-11-13
CIK 1095821

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

As of September 30, 2002, there were 43,555,358 shares of the registrant's Common Stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

The registrant represents that the Consolidated Financial Statements furnished herein have been reviewed by Chisholm & Associates, the Company's independent auditors, and prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that such Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Worldwide Wireless Networks, Inc. and its subsidiaries (the "Company") as of September 30, 2002, and the results of its operations and its cash flows for the nine months then ended.

                        WORLDWIDE WIRELESS NETWORKS, INC.


                        Consolidated Financial Statements

                               September 30, 2002

                                 Worldwide Wireless Networks, Inc.
                                    Consolidated Balance Sheets

                                            ASSETS
                                            ------

                                                           September 30, 2002    December 31, 2001
                                                          --------------------  -------------------
                                                              (Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents                                 $            70,085   $           52,383
Accounts Receivable (Less Allowance for
   Doubtful Accounts of $32,057 and $7,500 Respectively)               30,205               57,457
Inventory                                                              31,564               88,932
Prepaid Expenses                                                            0               40,569
                                                          --------------------  -------------------
   Total Current Assets                                               131,854              239,341
                                                          --------------------  -------------------

PROPERTY & EQUIPMENT

Office Equipment                                                      194,013              193,981
Leased Equipment                                                      115,165              115,165
Machinery Equipment                                                 1,744,596            1,833,344
                                                          --------------------  -------------------
                                                                    2,053,774            2,142,490
Less:
   Accumulated Depreciation - Leased Equipment                       (115,165)             (74,778)
   Accumulated Depreciation                                        (1,841,715)          (1,725,437)
                                                          --------------------  -------------------
   Total Property & Equipment                                          96,894              342,275
                                                          --------------------  -------------------
OTHER ASSETS

Investments                                                                 0              150,000
Deposits                                                               34,952               43,023
                                                          --------------------  -------------------
   Total Other Assets                                                  34,952              193,023
                                                          --------------------  -------------------
TOTAL ASSETS                                              $           263,700   $          774,639
                                                          ====================  ===================

                        Worldwide Wireless Networks, Inc.
                          Consolidated Balance Sheets
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                    ---------------------------------------


                                        September 30, 2002    December 31, 2001
                                       --------------------  -------------------
                                           (Unaudited)
CURRENT LIABILITIES

Accounts Payable                                 1,135,919          $ 1,284,859
Accrued Expenses                                 1,537,204            1,182,437
Lines of Credit                                     50,304               52,299
Unearned Revenue                                    92,728               67,801
Current Portion of Long Term Liabilities         3,028,583            2,201,456
                                       --------------------  -------------------
   Total Current Liabilities                     5,844,738            4,788,852
                                       --------------------  -------------------
LONG TERM LIABILITIES

Notes Payable                                    2,352,053            2,111,496
Notes Payable - Related Party                       73,000               75,000
Convertible Debentures                             603,530              603,530
Capital Lease Payable                                    0               14,960
Less Current Portion                            (3,028,583)          (2,201,456)
                                       --------------------  -------------------
   Total Long Term Liabilities                           0              603,530
                                       --------------------  -------------------
TOTAL LIABILITIES                                5,844,738            5,392,382
                                       --------------------  -------------------
STOCKHOLDERS' EQUITY

Common Stock, 50,000,000 Shares of $.001 Par Value
   Authorized, 21,145,013 and 12,844,060 Shares
   Issued and Outstanding                           43,556               43,556
Additional Paid In Capital                       6,167,285            6,167,285
Retained Earnings                              (11,791,879)         (10,828,584)
                                       --------------------  -------------------
   Total Stockholders' Equity                   (5,581,038)          (4,617,743)
                                       --------------------  -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 263,700           $ 774,639
                                       ====================  ===================

                                                         Worldwide Wireless Networks, Inc.
                                                       Consolidated Statements of Operations
                                                                     (Unaudited)

                                         Three Months Ended September 30,     Nine months ended September 30,
                                        ----------------------------------  ----------------------------------
                                              2002              2001              2002              2001
                                        ----------------  ----------------  ----------------  ----------------
SALES                                   $       451,004   $       477,595   $     1,381,060   $     1,530,291

COST OF GOODS SOLD                              138,384          198,1077           404,199           873,844
                                        ----------------  ----------------  ----------------  ----------------
GROSS PROFIT                                    312,612           279,488           976,831           656,447
                                        ----------------  ----------------  ----------------  ----------------
OPERATING EXPENSES
  General And Administrative Expenses           394,191           600,662         1,508,356         2,340,508
  Sales                                          29,334            74,534           115,010           243,308
                                        ----------------  ----------------  ----------------  ----------------
TOTAL OPERATING EXPENSES                        423,525           675,196         1,623,366         2,583,816
                                        ----------------  ----------------  ----------------  ----------------
OPERATING INCOME                               (110,905)         (395,708)         (646,535)       (1,927,369)
                                        ----------------  ----------------  ----------------  ----------------
OTHER INCOME AND (EXPENSE)
  Interest Expense                              (76,561)         (102,489)         (290,326)         (280,461)
  Interest Income                                     0                 0               114               101
  Miscellaneous Income                           76,464             2,262            78,452            50,474
  Loss on Investment                                             (150,000)         (105,000)        (5500,000)
                                        ----------------  ----------------  ----------------  ----------------
TOTAL OTHER INCOME AND (EXPENSE)                    (97)         (250,227)         (316,760)         (779,886)
                                        ----------------  ----------------  ----------------  ----------------

NET INCOME (LOSS)                             ($111,002)        ($645,935)        ($963,295)      ($2,707,255)
                                        ================  ================  ================  ================
NET INCOME (LOSS) PER SHARE                      ($0.00)           ($0.02)           ($0.01)           ($0.11)
                                        ================  ================  ================  ================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                       43,555,358        37,119,511        43,555,358        23,245,140
                                        ================  ================  ================  ================

                        Worldwide Wireless Networks, Inc.
                      Consolidated Statements of Cash Flows
                    For the Nine months ended September 30,
                                  (Unaudited)

                                                          2002          2001
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                      ($963,295)   ($2,707,255)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
     Depreciation and Amortization                        301,064        496,312
     Bad Debt                                              24,557         (9,885)
     Shares Issued for Services                                 0        185,625
     Shares Issued for Insurance Policy                         0         77,501
     Shares Issued for Interest                                 0         23,844
     Loss on Investment                                   150,000        550,000
     Loss on Sale of Assets                                     0          5,385
  Changes in Asset and Liabilities
  (Increase) Decrease in Current Assets:
     Accounts Receivable                                    2,695        207,113
     Other Current Assets                                       0          7,500
     Inventory                                             57,368      2,060,706
     Prepaid Expenses                                      40,569        (61,191)
  Increase (Decrease) in Current Liabilities:
     Accounts Payable and Accrued Expenses                205,828     (1,334,816)
     Accrued Expenses                                           0              0
     Unearned Revenue                                      24,927        (32,376)
                                                         --------      ----------
Net Cash Provided (Used) by Operating Activities         (156,287)      (531,537)
                                                         ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                      (55,683)      (191,544)
  Proceeds from Sale of Assets                                  0          2,150
  Net Cash (to) from Deposits                               8,071          8,898
  Cash from Deferred Charges                                    0          2,858
                                                         ---------     ----------

Net Cash Provided (Used) by Investing Activities          (47,612)      (177,638)
                                                         ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Debt Financing                            354,182         440,750
  Principal Payments on Debt Financing                   (130,586)      (130,750)
  Transfer of Assets to inventory
  Increase (Decrease) in line of Credit                    (1,995)       (16,839)
  Shares Issued for Cash                                        0         311,280


  Registration Fees Paid                                         0          (583)
                                                         ---------     ----------
Net Cash Provided (Used) by Financing Activities           221,601        603,858
                                                         ---------     ----------
Net Increase (Decrease) in Cash and Cash Equivalents        17,702      (105,317)
                                                         ---------     ----------
Cash and Cash Equivalents
  Beginning                                                 52,383        121,329
                                                         ---------     ----------
  Ending                                                  $ 70,085       $ 16,012
                                                         =========     ==========
Supplemental Cash Flow Information
  Cash paid for Interest                                  $ 14,013       $ 48,730
  Cash paid for Income Taxes                                   $ 0          $ 400
Non-cash Financing Transactions:
  Stock Issued for Goods and Services                          $ 0      $ 263,126
  Stock Issued for Accrued Interest                            $ 0       $ 23,844
  Stock Issued to Retire Long Term Liabilities                 $ 0      $ 396,470

                        WORLDWIDE WIRELESS NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

                                     GENERAL

Worldwide Wireless Networks, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2001.

UNAUDITED INFORMATION
---------------------

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

INVESTMENTS
-----------

During 2002, the Company has recognized a loss of $105,000 for the investment in the common stock of Bridge Technology, Inc. (Bridge). The loss has been recognized due to management's determination that the value of Bridge is in a permanent decline. The remaining value of $45,000 Has been offset against a long-term liability for which the stock investment has been pledged and Is held as collateral by the note holder.

BANKRUPTCY  FILING
------------------

On September 11, 2002, the company filed a petition for protection under Chapter 11 of the United States Bankruptcy code in the U.S. Bankruptcy Court for the Central District of California. This allowed Worldwide Wireless Networks, Inc to continue to operate while a plan of reorganization is finalized.

Liabilities subject to the bankruptcy petition include accounts payable of approximately $1,112,549, accrued payroll of approximately $26,802, accrued interest and other expenses of approximately $1,448,603, and lines of credit and notes payable of approximately $3,078,887.

 On September 17, 2002, the Company filed a motion with the bankruptcy court to have an emergency sale of assets. On this same date, the Company signed a definitive agreement to sell their operating assets to NextWeb, Inc. of Fremont, California. On October 16, 2002, the Court affirmed the sale of the Company's operating assets to NextWeb, Inc. for $550,000 plus assumption of the customer deposits liability of approximately $92,293. The $550,000 proceeds will be used as part of the final settlement with creditors after payment of Court approved expenses incurred during the reorganization period.

On October 18, 2002, the Company executed the final acquisition documents with NextWeb for the sale of the operating assets and NextWeb, Inc. assumed control as of the closed of business

                        WORLDWIDE WIRELESS NETWORKS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


on October 18, 2002. Therefore, as of October 18, 2002, the company will report its discontinued operations and will record the effects of the sale of all operating assets of the Company. The Company is continuing to collect its outstanding accounts receivable and is proceeding thru the bankruptcy process. The Company intends to sell the registered public entity to an organization interested in being a public company. To date, the Company has not identified a buyer for this entity.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANT



     We  hereby  consent  to  the  use  of  our report for the nine months ended
September 30, 2002, dated November 4, 2002 in the Form 10QSB for Worldwide Wireless Network, Inc.


          /s/
Chisholm  &  Associates
_____________________

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

Large-scale commercial operations began in April 1999 and as of September 30, 2002, we provide high-speed wireless services to 242 customers and wired frame relay services to 36 customers. Our primary market is Orange County California, where our wireless network is located which provides service to approximately 85% of the county. Since our inception, we have operated at a net loss, due primarily to our investment in expanding our network coverage and customer acquisition costs.

On September 11, 2002, the company filed a petition with the U.S. Bankruptcy Court for the Central District of California under Chapter 11 seeking protection while a plan of reorganization is formulated. On September 17, 2002, the company signed a definitive agreement with NextWeb, Inc. of Fremont, California for NextWeb to acquire the operating assets of the company and certain liabilities; and filed a motion with the Court for an emergency sale of assets. On October 16, 2002, the Court affirmed the sale to NextWeb, Inc. for $550,000. On October

18, 2002, the Company and NextWeb, Inc. executed all necessary documents to complete the sale with NextWeb, Inc. assuming control at the close of business on October 18, 2002. The company plans to pursue collection of its remaining accounts receivable and sell the publicly registered entity known as Worldwide Wireless Networks, Inc. to maximize value for creditors and stockholders.


Revenues.  We  generate  revenues  primarily  through  the  sale of annuity-like
--------
service contracts with customers, the sale of equipment and installation of wireless networks, and network consulting. We recognize revenues when services are completed. Our revenues for the nine months ended September 30, 2002 and 2001 were $1,381,030 and $1,530,291, respectively, which represents a 10% decrease. The decrease in revenue of $149,261 for the nine months ended
September 30, 2002, compared to the same period in 2001, is primarily attributable to lower equipment sales, which declined $190,452 for the nine months ended September 30, 2002 as compared to the same period in 2001. Our core business of wireless and frame Internet connections increased by $52,194 for the nine months ended September 30, 2002 to $1,255,879 as compared to $1,203,685 for the same period in 2001.

Cost  of  Sales.  Our  cost  of  sales consists of third-party network usage and
---------------
other outsourced service costs; the cost of roof rights; and the cost of equipment sold. Third-party network costs are expensed in the period when services are rendered and are generally proportional to the number of customers. Our total costs of sale for goods and services sold for the nine months ended September 30, 2002, and 2001, equaled $404,199, and $873,844, respectively, reflecting a decrease of 54%. The decrease in our cost of sales for the nine months ended September 30, 2002 is due to the decrease in equipment costs relative to the decrease in revenue from equipment sales and reductions in both bandwidth costs and telecommunication circuit costs due to increased competition among suppliers. Our combined bandwidth and circuit decreased from $520,520 for the nine months ended September 30, 2001 to $282,607 for the same period in 2002, which is a 46% reduction in costs. Management has also streamlined operations by consolidating or eliminating points of presence (POP's) on the network which reduced roof location rents by $16,674 for the nine months ended September 30, 2002 as compared to the same period in 2001.

Sales  and  Marketing.  Sales  and  marketing  expenses  include salaries, sales
---------------------
commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party sales agents, marketing and sales support functions. For the nine months ended September 30, 2002, and 2001, our sales and marketing expense equaled $115,010 and $243,308, respectively, for a decrease of 53% from the prior year. The decrease in sales and marketing expense for the nine months ended September 30, 2002 is attributable to department restructuring and staff reductions due to the concentration on the Orange County market. Marketing costs associated with increasing our user base primarily, commissions and telemarketing related expenses, are expensed in the period incurred.

General  and  Administrative.  General  and  administrative  expenses  include
----------------------------
salaries, employee benefits and expenses for our executive, finance, human resources, and technical staff; repairs, maintenance, and depreciation of network equipment; legal, professional, and other services; and occupancy costs for business premises. Investment in network equipment is related primarily to geographic network expansion and incremental customer installations, which result in increased depreciation expense in future periods. In addition, general and administrative expenses include fees for professional services and occupancy costs. Our general and administrative expenses were $1,508,356 for the nine months ended September 30, 2002, compared with $2,340,508 for the nine months ended September 30, 2001. This represents a decrease of $832,152, or 36%, for the nine months ended September 30, 2002. The decrease in general and administrative expense for the nine months ended September 30, 2002 is attributable continuing implementation of management's restructuring plan, including staff reductions.

Interest  Expense.  Interest  expense consists primarily of interest accrued for
-----------------
notes payable. We incurred an increase in the principal amount of our notes payable during the first nine months of fiscal year 2002 of $354,182 due to issuing a note for $62,210 as part of a termination a lease for office space, issuing a note in settlement of outstanding legal fees, and issuing a note for $5,000 to NextWeb, Inc. for working capital. The increase in interest expense to $290,326 for the nine months ended September 30, 2002, from $280,461 for the nine months ended September 30 2001, represents an increase of $9,865 or 4%, due to the increase in our overall level of indebtedness, as well as increases in interest rates on certain notes in default. This increase reflects interest accrued though September 11, 2002, the date of the filing of a petition in U.S. Bankruptcy Court under Chapter 11 of the Bankruptcy code as discussed below. No interest was accrued on the notes payable for the period between September 12 and September 30, 2002.

Loss on Investment.  Prior to 2002 Worldwide Wireless Networks, Inc. had taken a
------------------
total other-than-temporary loss of $1,050,000 on our original investment of $1,200,000 in Bridge Technology. During the nine months ended September 30, 2002, the company recorded an additional loss of $105,000 bringing the cumulative other-than-temporary loss to $1,155,000. Our investment in Bridge Technology has suffered from losses due to weak market conditions. The original price per share of $8.00 in July 2000 suffered a continuous decline down to approximately $0.30 by the end of September 2002. Based upon market forecasts and the slim probability of a reverse trend, management believes this loss to be permanent. These shares have been pledged as collateral for a $125,000 note payable.

LIQUIDITY  AND  CAPITAL  RESOURCES.

Since Worldwide Wireless Networks, Inc.'s inception, we have financed our operations primarily through the private placement of equity securities, loans, leasing arrangements and cash-flow from operations. As of September 30, 2002, cash reserves totaled $70,085 and current assets totaled $131,854. The decrease in current assets from $239,341 at December 31, 2001 is primarily due to implementation of management cost reduction policies regarding inventory acquisition, and tighter management of accounts receivable.

Our current liabilities as of September 30, 2002 were $5,844,738 of which $3,028,583 accounted for the current portion of our long-term liabilities, and $1,135,919 is attributable to current accounts payable of which $1,114,809 are attributable to pre-filing activities and are subject to the reorganization plan. Of the current portion of long-term liabilities, one note with outstanding principal of $56,196 requires monthly payments of $1,500 including interest through August 1, 2002 with escalations thereafter and is due August 1,

2003; one note with outstanding principal of $46,500 requires monthly payments of $16,667 including interest and was due September 28, 2001, one note with outstanding principal of $286,971 requires monthly payments of $3,500 including interest through January 2003, with escalations thereafter, and is in default as of May 15, 2002. Other notes with outstanding principal balances totaling $1,850,288 do not require payments until maturity and are past due and in default. Repayments and creditor collection activities have been stayed by the Bankruptcy Petition filing on September 11, 2002. We have paid interest rates ranging from 15.5% to 32.5%, or an average of 21.7%, on these obligations as a new company without a credit history. As of September 30, 2002, we had no long-term liabilities (other than the current portion of long-term liabilities discussed above and reflected on our financial statement as a current liability).

As of September 30, 2002, our principal commitments consisted of office, roof-rights payments, and equipment leases. Future minimum principal payments on notes payable are approximately $3,028,583. Operating lease payments due through the end of fiscal years 2002 and 2003 are $162,281 and $328,935, respectively.

The company has several operating leases, primarily for roof rights and office space in Los Angeles County, payments for which total $124,625 for fiscal 2001, $128,712 for fiscal 2002, and $118,578 for fiscal 2003. The company has not made payments on these leases as of March 1, 2001 and is negotiating termination or sub-leases on these sites. The accompanying financial statements include accrued expenses totaling $61,133 for the nine months ended September 30, 2002 for these leases. Accrued expenses for fiscal year 2001 were $95,699.

Net  cash  used  to  fund  our  operating  activities  for the nine months ended
September 30, 2002 was $156,287, compared to $531,537 in funds utilized by operating activities for the nine months ended September 30, 2001, representing a decrease of $375,250 or 70%. Net cash used for operating activities consisted primarily of net operating losses and network asset purchases.

Net cash provided by our financing activities was $221,601 for the nine months ended September 30, 2002, a decrease of $382,257 from the $603,858 for the nine months ended September 30, 2001. Net cash provided by financing activities was attributable to the issuing debt for accrued expenses as described in the Recent Developments section below.

Our net loss for the nine months ended September 30, 2002 totaled $963,295 or $0.01 per share, compared to $2,707,255 or $0.11 per share, for the nine months ended September 30, 2001. The net loss for September 30, 2002 and 2001 included a recognized loss of $105,000 and $550,000, respectively, on securities held for investment.

We have investigated the availability, source and terms for external debt financing and equity financing. We were unable to locate sources for such financing. This lack of available financing , along with several pending lawsuits compelled the company to file a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Central District of California on September 11, 2002. This filing stays all creditor collection activity including legal action while the company formulates a plan for reorganization. The company continues to operate utilizating its assets and management under the supervision of the U.S. Trustee.

Management  Plan.
----------------

On September 11, 2002, the company filed a petition with the U.S. Bankruptcy Court for the Central District of California under Chapter 11 seeking protection while a plan of reorganization is formulated. On September 17, 2002, the company signed a definitive agreement with NextWeb, Inc. of Fremont, California for NextWeb to acquire the operating assets of the company and certain liabilities; and filed a motion with the Court for an emergency sale of assets. On October 16, 2002, the Court affirmed the sale to NextWeb, Inc. for $550,000. On October 18, 2002, the Company and NextWeb, Inc. executed all necessary documents to complete the sale with NextWeb, Inc. assuming control at the close of business on October 18, 2002. The company plans to pursue collection of its remaining accounts receivable and sell the publicly registered entity known as Worldwide Wireless Networks, Inc. to maximize value for creditors and stockholders.

RECENT  DEVELOPMENTS.

Bankruptcy  Filing  and  Sale  of  Assets
-----------------------------------------

On September 11, 2002, Worldwide Wireless Networks, Inc. filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Central District of California. This action was due to the filing by creditors of several legal actions regarding monies owed.

On September 17, 2002, the company signed a definitive agreement with NextWeb, Inc. of Fremont, California for NextWeb to acquire the operating assets and assume certain liabilities of the company and filed a motion with the Court for an emergency sale of assets. On October 16, 2002, the Court affirmed the sale to NextWeb, Inc. for $550,000. On October 18, 2002, the Company and NextWeb, Inc. executed all necessary documents to complete the sale with NextWeb, Inc.
assuming  control  at  the  close  of  business  on  October  18,  2002.

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

Filing  of  Registration  Statement.
-----------------------------------

On June 14, 2001, we filed Pre-Effective Amendment No. 6 to our Registration Statement on Form SB-2 (Registration No. 333-57108) which we filed with the U.S. Securities and Exchange Commission under the Securities Act of 1933 (the
"SB-2/A"). Our initial filing of this Form SB-2 was on March 15, 2001. The filing of this registration statement was made to meet our obligations to some selling stockholders under various agreements we have entered into. These selling stockholders offered for sale up to 19,804,274 shares of our common stock. All proceeds from the sale of common stock under the SB-2/A went go to the selling stockholders. We did not receive any proceeds from the sale of common stock. We may, however, receive proceeds from the exercise of warrants described in the SB-2/A, should the holders of the warrants choose to exercise them (which is solely in the holders' discretion). Of the 19,804,274 shares offered in the SB-2/A, 16,000,000 may be issuable upon the conversion of convertible debentures.


Esyon  Corporation
------------------

We received a term sheet in December 2000 from Esyon Corporation that indicated a willingness to provide additional debt and/or equity capitalization in such amounts as may be mutually determined between us. While we were negotiating a definitive strategic alliance agreement, Esyon made loans to us beginning on December 28, 2000 through April 2, 2001 in the principal face amount of $487,000 under secured promissory notes bearing interest at 10% per annum and coming due in January 2002. On January 1, 2002 Worldwide Wireless Networks went into default on these secured promissory notes. As of January 1, 2002, we are in default on the principal and interest in the amount of $531,820, which indebtedness exceeds 5% of our total assets. On April 30, 2002, Esyon filed a lawsuit in Superior Court of Los Angeles County, Los Angeles; seeking damages of $525,000 plus interest for breach of promissory notes we filed an answer to the complaint and filed a cross-complaint on August 1, 2002, seeking damages of $475,000 for breach of contract. As of the date of this filing, a trial date has not been set and further legal activity has been stayed by the bankruptcy petition filing discussed above.

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

On April 17, 2001, we resolved the dispute through settlement negotiations. In exchange for dismissal of the pending litigation and releases of all claims against all parties, we agreed to the following: (a) cash payment of $115,000, of which $70,000 was paid by check from persons other than us to PIP and its affiliates, and the remaining balance of $45,000 is payable from us by installments under a promissory note, which is secured by a Stipulated Entry of Judgment for that amount; (b) 400,000 shares of common stock of WWWN to be transferred to PIP and its affiliates; and (c) 1,000,000 warrants for the purchase of 1,000,000 shares of our free-trading common stock. With respect to the warrants, we are registering for resale only the shares underlying the warrants. The free-trading common stock received by PIP in the settlement was provided by some of our founding stockholders. As of the date of this filing, we have issued warrants for the purchase of 1,000,000 shares of which none have been exercised. With respect to the Stipulated Entry of Judgment, PIP has a right to collect the balance due on January 17, 2002. As of September 30, 2002, the company has paid $15,000 of this note.

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

Feldhake,  August  &  Roquemore  LLP
------------------------------------

We have entered into a Share Purchase Agreement with our outside law firm, Feldhake, August & Roquemore LLP. Under that agreement, we will issue 200,000 shares of common stock for a credit of $20,000 to be applied against our outstanding balance with them. On December 28, 2001 Feldhake, August & Roquemore terminated their retainer agreement due to issues related to fees and non-payment by Worldwide Wireless Networks, IncIn February 2002, the company signed a promissory note in the amount of $286,972 that requires monthly installments commencing at $1,000 in February 2002 and increasing each January thereafter. As of May 15, 2002, the company is in default under the terms of the promissory note. All collection activity including any legal action by the note holder has been stayed by the bankruptcy petition filing discussed above

Massachusetts  Mutual  Life  Insurance  Company
-----------------------------------------------

The company leases office space in Orange, California consisting of three separate suites. In March 2001, the company vacated one suite and stopped making lease payments although the expense was accrued. In March 2002, the company executed a promissory note in favor of Massachusetts Mutual Life Insurance Company in the amount of $62,210 bearing interest at 10% per annum to settle this outstanding balance and terminate any future lease obligation. The note requires monthly installments commencing at $1,500 with increases each six months. As a result of the bankruptcy filing, no payment was not made on this note in September 2002. The company is current with its other leases obligations with Massachusetts Mutual.

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

As discussed above, the company filed a petition for protection under Chapter 11 of the U.S Bankruptcy Code on September 11, 2002. This filing suspended all collections efforts by creditors including all promissory note holders. The company is formulating its reorganization plan.


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

As discussed above, the company filed a petition for protection under Chapter 11 of the U.S Bankruptcy Code on September 11, 2002. This filing suspended all collections efforts by creditors including all promissory note holders. The company  is  formulating  its  reorganization  plan.
..
Eyson  Corporation
------------------

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

As discussed above, the company filed a petition for protection under Chapter 11 of the U.S Bankruptcy Code on September 11, 2002. This filing suspended all collections efforts by creditors including all promissory note holders. The company is formulating its reorganization plan.

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

As discussed above, the company filed a petition for protection under Chapter 11 of the U.S Bankruptcy Code on September 11, 2002. This filing suspended all collections efforts by creditors including all promissory note holders. The company is formulating its reorganization plan.

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

As discussed above, the company filed a petition for protection under Chapter 11 of the U.S Bankruptcy Code on September 11, 2002. This filing suspended all collections efforts by creditors including all promissory note holders. The company is formulating its reorganization plan.


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


Reports  on  Form  8-K.
----------------------

     Form 8-K filed November 12, 2002 reporting the filing of a Chapter 11 Bankruptcy petition in the U.S. bankruptcy Court for the Central District of California

     Form 8-K filed November 12, 2002 reporting the sale of substantially all the operating assets of the company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE WIRELESS NETWORKS, INC.


Date:  November 11, 2002




      /s/
---------------------------
Jerry Collazo
President and Acting Chief Executive Officer and Chief Financial Officer