Form 10KSB
period 2002-12-31
WORLDWIDE WIRELESS NETWORKS INC
filed 2003-03-28
CIK 1095821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




             Title                 Shares Outstanding as of March 26, 2003

    Common Stock, par value                   $.01 43,555,358


     As of March 26, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $65,000.

                              WORLDWIDE WIRELESS NETWORKS, INC.
                                         FORM 10-KSB
                            FOR THE YEAR ENDED DECEMBER 31, 2002

                                      Table of Contents

PART I

Item 1    Description of Business                                                   Page 5

Item 2    Description of Property                                                   Page 12

Item 3    Legal Proceedings                                                         Page 12

Item 4    Submission of Matters to a Vote of Security Holders                       Page 14

PART II

Item 5    Market for Common Equity and Related Stockholder Matters                  Page 14

Item 6    Management's Discussion and Analysis or Plan of Operations                Page 17

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

PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                    Page 30

Item 10   Executive Compensation                                                    Page 31

Item 11   Security Ownership of Certain Beneficial Owners and Management            Page 31

Item 12   Certain Relationships and Related Transactions                            Page 32

Item 13   Exhibits and Reports on Form 8-K                                          Page 33

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

NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS On September 11, 2002, the company filed a petition for protection under Chapter 11 of the United States Bankruptcy code in the US Bankruptcy Court for the Central District of California. This allows Worldwide Wireless Networks, Inc to continue to operate while a plan of reorganization is finalized. On October 16, 2002 a motion was filed with court for an emergency sale of the company's assets to protect their value. The motion was approved on October 16, 2002. The sale was completed on October 18, 2002. On this date the Company sold all of its operating assets. The Company is currently seeking a buyer for the public shell. All of the proceeds from the sale of the operating assets and the cash to be received if the shell is sold will be distributed to the creditors of Worldwide Wireless Networks. All discussions regarding the financial condition and results of operations should be read in conjunction with this notice of sale of the operating assets on October 18, 2002.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

ITEM 1:   DESCRIPTION OF BUSINESS

CERTAIN DISCUSSIONS FOLLOWING REGARDING THE DESCRIPTION OF BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE SALE OF ALL THE OPERATIONAL ASSETS TO NEXTWEB, INC. ON OCTOBER 18, 2002.

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

We have a short operating history, and have experienced cumulative operating losses of $11,418,324 as of December 31, 2002, primarily due to continued investments we have made in an effort to expand our existing network. On September 11, 2002, the company filed a petition with the U.S. Bankruptcy Court for the Central District of California under Chapter 11 seeking protection while a plan of reorganization is formulated. On September 17, 2002, the company signed a definitive agreement with NextWeb, Inc. of Fremont, California for NextWeb to acquire the operating assets of the company and certain liabilities; and filed a motion with the Court for an emergency sale of assets. On October 16, 2002, the Court affirmed the sale to NextWeb, Inc. for $550,000. On October 18, 2002, the Company and NextWeb, Inc. executed all necessary documents to complete the sale with NextWeb, Inc. assuming control at the close of business on October 18, 2002. The company plans to pursue collection of its remaining accounts receivable and sell the publicly registered entity known as Worldwide Wireless Networks, Inc. to maximize value for creditors and stockholders. As of December 31, 2002, all operations of our high-speed wireless services to approximately 250 commercial customers and 50 wired frame customers have been transferred to NextWeb, Inc

Our name, Worldwide Wireless Networks, was designed to indicate to customers and others our vision of providing our high-speed Internet access services through the development of an international network. Due to a conflict with corporate names in California, Worldwide Wireless was doing business as "Global Pacific Internet" in California. We are no longer reviewing what, if anything can be done to resolve that conflict, while at the same time determining what actions we may be able to take to further protect the name Worldwide Wireless Networks in general, as we believe that any purchaser of the public entity may want to effect a name change. As of the date of this filing, we are not aware of any other conflict involving our name in any other jurisdiction, although there can be no guarantee that none exists or will not develop in the future.

We are incorporated under the laws of the State of Nevada. Our principal executive offices are located at 770 The City Drive South, Suite 3700, Orange, California 92868 and our telephone number is (714) 937-5500.

                    WORLDWIDE WIRELESS' PRODUCTS AND MARKETS
                    ----------------------------------------

                                WIRELESS NETWORK

We had the technical expertise to build and operate large scale wireless networks without relying on an existing wire-based network, such as a telephone network's copper lines. Our wireless network allowed the user to connect to an Internet service provider bandwidth via a radio modem. Typically a customer relies on an incumbent local exchange carrier such as a telephone company's copper wires or a cable company's television coaxial plant to provide the physical means for the customer to connect to the Internet.

Our primary means of providing our wireless services was a wireless network consisting of an operations center, centralized base stations known as "points-of-presence"(POP), and distribution radios which connect to the end customer. We operated a wireless network which had been operational for approximately three years and covered an estimated 85% of Orange County, California. Starting from December 31, 1999, we were providing wireless services in Los Angeles County, California, but we phased out these operations in 2000 so that we could focus our efforts on enhancing our services and business in Orange County, California. We has fifteen, fully-operational POPs, which were generally located on the tops of tall buildings. We negotiated long- term site licenses for each POP location. As of October 18, 2002 all POP's were transferred to NextWeb, Inc. as part of the sale discussed below.

The typical POP site consists of one indoor/outdoor equipment cabinet (62" H x 23" W x 34" D) and an array of four to eight small sectional antennas (42" H x 4" W). The sectional antennas can be painted any color to match existing surroundings. There is no roof penetration, and once the system is installed there are minimum inspections. We paid for all costs associated with the installation and our unit required a single phase 110 volt outlet for power.

In general, our end customers must be within five miles of a POP and have line-of-sight visibility between the POP and an antenna located at their building. The five mile standard is based upon the equipment we used, existing interference and equipment reliability. Other companies may use greater distances from a POP, and we did as well, but we had adopted five miles as a general guideline for our connections. Each end customer must install a rooftop or window radio with an antenna. When the customer accesses the Internet, the signal travels over its building's wiring or wireless network to the rooftop or window antenna. The antenna sends the data signal to a nearby POP, where the signal was communicated to our broadband switching center and then onto its final destination.

Our wireless network had been designed to provide our customers with flexible, rapidly-installed and reliable high-speed internet connectivity. For example, during the Panasonic Shock Wave Beach Games in August of 1999 we established a temporary wireless system which provided Internet access to the participants on the beach. We were able to install the necessary equipment at a customer's business within two to five days. Actual installation of a wireless system may take as little as four hours. Installation and incorporation into our wireless network could be accomplished as fast as within 48 hours following a signed service order. However, we generally planned for a three week time period for completion of installation. We managed our network traffic by using routing equipment that measures and controls packet flows (data bundled for transmission) and we installed equipment with performance levels that met or exceed those required by the customer.

Our wireless network was engineered to provide high reliability and wide area coverage. We generally operated at a greater than 99% uptime. Our wireless networks were capable of high speeds of 128 kbps through 100 Mbps speeds. Kbps stands for Kilobits per second, and Mbps stands for megabits per second; the number of bits per second is the industry standard of measurement of how fast data can be transmitted over the Internet. Our wireless system and frame circuit T-1 lines (which are enhanced copper lines that connect to a local telephone company system and then directly to the Internet), provided connection to the Internet at high speeds. Our wireless connections provided transmissions at greater speeds than a dial up connection. For example, a dial up modem transmits at 28,000 to 56,000 bps; a T1 line (which is a dedicated telephone cable with a bundle of twenty-four voice or data lines) transmits at 1.544 Mbps, and our wireless network transmitted at a rate of 100 Mbps. These high speed connections allowed files, documents and voice transmissions to be dispatched over the Internet in much shorter time periods.

We operated on a combination of licensed frequencies of 23 GHz and unlicensed frequencies in the 2.4 GHz ISM bandwidth, 5.8 GHz ISM bandwidth, and 5.2 GHz UNII bandwidth ranges. Ghz, (giga hertz) is a measurement of electromagnetic energy which is equivalent to one "wave" or cycle per second. The bandwidth range determines whether federal licensing is required. Some frequencies must be licensed by the U.S. Federal Communications Commission, whereas unlicensed frequencies are part of the radio spectrum that the general public may use for personal radios. The licensing required is determined on a site-by-site basis, depending on the distance and type of network link. Reliability was achieved through redundant radio links and wired line back-up. Security was provided through spread spectrum radio links and encryption, among other standard security measures. Our radio modem transmitted data by a microwave frequency which changes 32 times a second. During our initial three years of operations we experienced no significant weather interference, nor did we expect to, since the low frequencies which we use are rarely affected by weather conditions (other than hail). We were not sure how a wireless network in geographical areas with more severe weather than Southern California would be affected, but management believed that weather conditions will pose a significant factor to our ability to provide high-quality wireless services.

                               PRINCIPAL SERVICES

High-speed Internet: We offered connections to the Internet at speeds from 128
-------------------
kbps to 100 Mbps. This service provided always-connected, secure access for all sizes of commercial businesses. These connections were primarily supported by our wireless network with the balance of customers being served by leased T-1 circuits. We enhanced our service by balancing and distributing our traffic across our upstream connections, which included Digital Broadcast

Networks, Savis, and Exodus networks. As of December 31, 2001, we had approximately 250 high-speed wireless customers and 50 frame circuit customers. As of December 31, 2002, all operations have been sold to NextWeb, Inc. as discussed below.

Dial-up Internet Access: As of December 31, 2002, we did not provide Internet
-----------------------
access to Internet users using dial-up connections. This service was previously marketed to the general public throughout Orange County and to our commercial customers to support work-at-home, remote server access, and other business applications. As of August 31, 2000, we had divested our dial-up division because we felt the cost of operating this service exceeded the revenue value it did, or would in the future, provide to us.

Data Center Services: We offered web hosting, web site development and
--------------------
co-location services to our customers. Our co-location service allowed a customer located outside our wireless network to physically place a computer connected to the customer's network in a secure facility with a high-speed physical connection to the Internet. As of December 31, 2001, we provided these services to approximately 36 customers. As of December 31, 2002, all operations have been sold to NextWeb, Inc. as discussed below.

Network Consulting: We offered design and implementation services for private
------------------
wireless networks and consulting services to develop network hardware components. As of December 31, 2001, we provided these services to approximately 6 customers, representing less than 1% of our total revenues for that fiscal year. As of December 31, 2002, all operations have been sold to NextWeb, Inc. as discussed below.

                        BUSINESS AND OPERATING STRATEGIES

On September 11, 2002, the company filed a petition with the U.S. Bankruptcy Court for the Central District of California under Chapter 11 seeking protection while a plan of reorganization is formulated. On September 17, 2002, the company signed a definitive agreement with NextWeb, Inc. of Fremont, California for NextWeb to acquire the operating assets of the company and certain liabilities; and filed a motion with the Court for an emergency sale of assets. On October 16, 2002, the Court affirmed the sale to NextWeb, Inc. for $550,000. On October 18, 2002, the Company and NextWeb, Inc. executed all necessary documents to complete the sale with NextWeb, Inc. assuming control at the close of business on October 18, 2002. The company plans to pursue collection of its remaining accounts receivable and sell the publicly registered entity known as Worldwide Wireless Networks, Inc. to maximize value for creditors and stockholders. Management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the company's creditors whose claims of approximately $5,725,000 appear to exceed the company's potential resources from the sale of it's operating assets and public shell.

                                   COMPETITION

In the past year, our market has changed considerably in respect to companies which provide both wired and wireless Internet services to businesses and individuals. Many wired T-1, wireless Internet and DSL providers have ceased operations and a general consolidation of wired providers is taking place with the Incumbent Local Exchange Carriers (ILECs) Verizon and SBC Pacific Bell garnering larger market shares. We continued to face competition from these existing incumbent Internet service providers, who have financial resources, brand recognition, work coverage, technical resources, and sales forces much larger than ours. These providers may have substantial financial and technical resources directed at the same markets served by us. As a result, from time to time, we adjusted the pricing of our products, expend more funds to acquire customers and may experience higher customer attrition due do competitive and economic market conditions.

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

Similarly, we competed with Cox Communications, Time Warner and other cable television companies which have converted cable television coaxial lines to support bi-directional, high-speed network services, and we also competed with Internet-dedicated access companies, like Verio, Pago, and Level 3, which specialize in Internet connectivity products that include data center services, web hosting, virtual private networking and related products and services.

We competed with these companies in the areas of rapid installation, technical performance, quality of customer service and price. We had the capacity to deliver Internet service in 48 hours because at a minimum our service may only require installation of a radio and antennae at a customer's site. Competing technologies that rely on physical wiring may require 30 to 45 days for the necessary wiring to be installed. We developed our networks primarily with our own internal engineering expertise, and we believed the use of our own personnel increases the uniqueness of our service and prevents direct copy by our competition. Use of our own technical network configuration, radio technology, and POP/transmission site implementations reduced costs and improve performance.

Although pricing was an important factor in our customers' purchase decisions, we believed that customer relationships, customer service and consistent quality will be the key to generating customer loyalty. During the past year, management has observed market prices for network services increasing, which is a trend management believes, and is evidenced by market conditions, that will continue as ISPs of all sizes are looking toward profitability as opposed to the past trend of increasing market share without regard to costs. As prices increased for any given speed of wired service, we expected that our total number of customers would increase due to our competitive value proposition that eliminates ILEC fees that all wired service providers must contend with. Even with these increasing prices, our ability to fund our operation depended on additional resources from either equity or debt financing which ultimately was not available to us in the uncertain economy faced during fiscal 2002

Most of our competitors rely on existing networks of copper lines owned by third parties. Our management believed that elimination of reliance on third parties reduced our costs by eliminating the expense of payments to these third parties for recurring monthly charges or labor costs associated with installation and costs of troubleshooting network problems. Further, we believed that capital expenditures associated with constructing our wireless network were substantially lower because we do not physically have to construct a wired network.

                               PRINCIPAL SUPPLIERS

Our principal suppliers provided hardware and software that was incorporated into our networks. While no single vendor represented a majority of capital spending, network performance depends on the operation and support of these products. We relied on third-party vendors for equipment, upstream bandwidth, operational software, and product support. Our product availability and network performance could have been diminished when and if these providers limited the availability of service, delay product, or deviate from our expectations for performance. However, management believed these vendors could be replaced within approximately 60 days should that have become necessary. Our agreements with our customers typically required specific performance on our part for financial, service, or operational actions, and any failure in our performance due to a vendor's non-performance could have resulted in penalties and/or increased costs of operation for us. As is customary in the industry, damages owed by a company for failure to provide bandwidth were generally limited to service credits for the circuits affected.

                  TRADEMARK, LICENSE AND INTELLECTUAL PROPERTY

Our primary service mark in our service area of Orange County is Global Pacific Internet, because the name Worldwide Wireless was not available to us as a corporate name from the Secretary of State of California. We relied upon a combination of licenses, confidentiality agreements and other contractual covenants, as well as the statutory protections of the California Trade Secrets Act to establish and protect our technology and other intellectual property rights. Other than in California, we had no knowledge of any condition or circumstance which would have caused a conflict with our trademark or name in any jurisdiction, although there can be no assurance that a condition or circumstance of this type did not exist, or would not have developed in the future.

As of December 31, 2002, the twelve (12) FCC private operational fixed microwave radio station licenses that Worldwide Wireless Networks held have been transferred to NextWeb, Inc. as part of the transfer of assets resulting from the sale authorized by the U.S. Bankruptcy Court. (See: Item 1: Government Regulation below). These licenses have a term of ten years, the first of which will expire in July 2009. The importance of having FCC licenses to companies like ours is that it establishes superior rights as against third parties to provide our services using the frequencies and in the locations for which these licenses are granted. As of October 18, 2002, all FCC licenses have been transferred to NextWeb, Inc. as part of the sale discussed below.

                               PRODUCT DEVELOPMENT

We conducted research and development as an incidental activity to our ordinary operations. Therefore, we have not spent any material amount for research and development during the past three fiscal years.

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

A large portion of our wireless networks operated in a radio spectrum not requiring licensing from the Federal Communications Commission under current regulations. As an Internet service provider we were not currently directly regulated by the FCC or the Public Utilities Commission of any state. However, as required by law, we licensed frequency spectrum directly from the FCC for some of the high-speed portions of our wireless network. As of October 18, 2002 all such licenses were transferred to NextWeb, Inc. as part of the sale discussed below.

                                    EMPLOYEES

We currently have a total of 1 full-time employee. This individual is solely involved in the final disposition of company assets, undertaking all necessary tax or other governmental filings necessary to complete the bankruptcy action and wrap up the final business of the company. It is anticipated that this will occur within the first nine months of fiscal 2003. All of our employees are based in Orange County, California.

ITEM 2:   DESCRIPTION OF PROPERTY

CERTAIN DISCUSSIONS FOLLOWING REGARDING THE DESCRIPTION OF PROPERTY REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE SALE OF ALL THE OPERATIONAL ASSETS TO NEXTWEB, INC. ON OCTOBER 18, 2002.

Our principal executive offices are located in the City of Orange, California, where we leased 5528 square feet of office space with roof rights for antennas. We renewed the lease on March 30, 1999 and it will expire in 2004. These leases were rejected in the bankruptcy proceedings which allowed NextWeb, Inc. to renegotiate them with the landlord. As a condition of the sale, Worldwide Wireless Networks utilizes office space leased by NextWeb, Inc. at no cost while the remaining assets of the company are sold and the bankruptcy proceeding is completed.

As of December 31, 2002, all other leases were either transferred to NextWeb, Inc. as part of the sales agreement or were rejected in the bankruptcy proceeding. These include the two leased office spaces in Irvine, California. The first office space, located at 5 Park Place, is 1,062 square feet and housed our sales agents. We subsequently modified the lease to rooftop access only, and we do not occupy any office space. The second office space is located at 8001 Irvine Center Drive, and is subleased to a computer consulting company for the cost of the lease (which is approximately $4,021 per month. We opened a sales office in Los Angeles County, California, that comprises 1,993 square feet and was located at 5933 Century Boulevard, Los Angeles, CA. The lease for that office had a five-year term, expiring in March 2005. Monthly rent was $2,889.85 for the first thirty months of the lease, escalating to $3,089.15 for the remainder of our lease term. This lease was rejected as part of the bankruptcy proceeding.

ITEM 3:   LEGAL PROCEEDINGS

CERTAIN DISCUSSIONS FOLLOWING REGARDING LEGAL PROCEEDINGS REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE SALE OF ALL THE OPERATIONAL ASSETS TO NEXTWEB, INC. ON OCTOBER 18, 2002.

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

On April 17, 2001, we resolved the dispute through settlement negotiations. In exchange for dismissal of the pending litigation and releases of all claims against all parties, we have agreed to the following: (a) cash payment of $115,000, of which $70,000 was paid by check from persons other than us to PIP and its affiliates, and the remaining balance of $45,000 is payable from us by installments under a promissory note, which is secured by a Stipulated Entry of Judgment for that amount; (b) 400,000 shares of common stock of WWWN to be transferred to PIP and its affiliates; and (c) 1,000,000 warrants for the purchase of 1,000,000 shares of free-trading stock. With respect to the warrants, we are registering for resale only the shares underlying the warrants. As of December 31, 2001, we have issued warrants for the purchase of 750,000 shares of which none have been exercised. As of March 28, 2002, the company has paid $15,000 of the balance due with respect to the Stipulated Entry of Judgment.

Sean Loftis and 1st Universe
----------------------------

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

On July 9, 2002 a verdict for $336,236 was entered against Worldwide Wireless Networks, Inc., additionally Worldwide Wireless Networks, Inc. Received a verdict for $1,897 against 1st Universe. Worldwide Wireless Networks, Inc. filed an objection to the proposed judgment on July 29, 2002 with the Superior Court of Orange County, California. As of the date of this filing, a date to hear the objection has not been set. Further action has been stayed by the bankruptcy court.

Esyon Corporation
-----------------

On April 30, 2002, Esyon Corporation filed a lawsuit in the Superior Court of Los Angeles County, California, seeking damages of $525,000 plus interest for breach of promissory note. We filed an answer to the complaint and filed a cross-complaint on August 1, 2002, seeking damages of $475,000 for breach of contract. As of the date of this filing, a trial date has not been set. Further action has been stayed by the U.S. Bankruptcy court

Haseko Corporation
------------------

On May 24, 2002, Haseko Corporation filed a lawsuit in the Superior Court of Los Angeles County, California, seeking damages of $32,137.18 for a breach of lease. We filed an answer to the complaint denying all allegations. As of the date of this filing, a trial date has not been set. Further action has been stayed by the U.S. Bankruptcy court

Bankruptcy Filing and Sale of Assets.
-------------------------------------

On September 11, 2002, the company filed a petition for protection under Chapter 11 of the United States Bankruptcy code in the US Bankruptcy Court for the Central District of California, case number SA 02-17020 JB. This allows Worldwide Wireless Networks, Inc to continue to operate while a plan of reorganization is finalized. Liabilities subject to the bankruptcy proceeding include approximately $1,131,000 of accounts payable, approximately $1,516,000 of accrued liabilities and approximately $3,078,000 of notes payable including lines of credit. These totals are subject to revision through the Proof of Claim process and further proceedings if the Bankruptcy Court.

The company is under the general supervision of the Office of the United States Trustee for the Central District of California. The Trustee must approve any transactions outside the ordinary course of business. The day to day operations of the company are under the control of the officer of the company as a Debtor in Possession. Monthly operating and cash flow reports must be submitted to the U.S. Trustee.

On October 16, 2002 a motion was filed with court for an emergency sale of the company's assets to protect their value. The motion was approved on October 16, 2002. The sale was completed on October 18, 2002. On this date the Company sold all of its operating assets. The Company is currently seeking a buyer for the public shell. All of the proceeds from the sale of the operating assets and the cash to be received if the shell is sold will be distributed to the creditors of Worldwide Wireless Networks, Inc. after payment of all approved bankruptcy administration expenses. Management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the company's creditors whose claims of approximately $5,725,000 appear to exceed the company's potential resources from the sale of it's operating assets and public shell.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

CERTAIN DISCUSSIONS FOLLOWING REGARDING THE MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE SALE OF ALL THE OPERATIONAL ASSETS TO NEXTWEB, INC. ON OCTOBER 18, 2002.

Market Information
------------------

Our common stock is traded over-the-counter and quoted on the Over the Counter Electronic Bulletin Board under the symbol "WWWN." The following table represents the range of the high and low bid prices of our stock as reported by the NASDAQ Trading and Market Services for each fiscal quarter beginning with the first quarter of 2000 and ending with the fourth quarter of 2002. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          Year          Quarter               High           Low
          ----          -------               ----           ----
          2001          First Quarter         0.41           0.09
          2001          Second Quarter        0.16           0.01
          2001          Third Quarter         0.10           0.01
          2001          Fourth Quarter        0.04           0.02
          2002          First Quarter         0.04           0.01
          2002          Second Quarter        0.03           0.01
          2002          Third Quarter         0.00*          0.01
          2002          Fourth Quarter        0.00*         0.00*
          * Amounts have been significantly less than 0.01 per share

We have 1,975,000 common shares subject to the exercise of warrants. Approximately 3,700,000 shares of our outstanding common stock are subject to the resale limitations of Rule 144. During the year ended December 31, 2001 we have submitted two SB2 filings with the SEC that has been declared effective. The first filing (Number 333-42774) was declared effective February 12, 2001. In this amended filing, we registered up to 17,562,500 shares of common stock pursuant to our agreements with Whitsend Investments, Ltd., Trinity Capital Advisors, Inc. and AMRO International, S.A. The second filing (333-57108) was declared effective June 14,2001 which registered 19,804,274 shares of common stock pursuant to our agreements with Whitsend Investments,Ltd., Trinity Capital Advisors, Inc. and AMRO International, S.A.

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

Use of Proceeds from SB-2/A, declared effective June 14, 2001
-------------------------------------------------------------

On June 14, 2001, the SEC declared effective our filing (Number 333-57108) in which we registered 19,804,274 shares of common stock to the following selling stockholders: Whitsend Investments, Ltd., AMRO International S.A., Trinity Capital Advisors, Inc., Tony Capporicci, Feldhake, August & Roquemore LLP, Fred Maxik, Steve Menzies, Pacific Industrial Partners, Sinclair Davis Trading Corp, and Universal Business Services. Our initial filing of this Form SB-2 was on March 15, 2001. The filing of this registration statement was made to meet our obligations to some selling stockholders under various agreements we have entered into. These selling stockholders are offering for sale up to 19,804,274 shares of our common stock. All proceeds from the sale of common stock under the SB-2/A will go to the selling stockholders. We may, however, receive proceeds from the exercise of warrants described in the SB-2/A, should the holders of the warrants choose to exercise them (which are solely in the holders' discretion). Of the 19,804,274 shares offered in the SB-2/A, 16,000,000 may be issuable upon the conversion of convertible debentures. The selling stockholders have no obligation to exercise or convert their securities, and Worldwide Wireless may never receive any additional proceeds from them. Any proceeds we do receive from them will be contributed to working capital and will be used for general corporate purposes.

Holders
-------

As of December 31, 2002, we had approximately 108 stockholders of record.

Dividends.
---------

We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered
--------------------------------------------------------------------------
Securities
----------

Below is a list of all of the private transactions for the sale of unregistered securities made by Worldwide Wireless for the period January 1, 2002 through December 31, 2002:

NONE

In each of the private transactions above referenced above, we believe (and have received investor representations to the effect that) each purchaser:

- was aware that the securities had not been registered under federal securities laws;
- acquired the securities for his/her/its own account for investment purposes of the federal securities laws;
- understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and
- was aware that the certificate representing the securities would bear a legend restricting its transfer. We believe that, in light of the above, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections 3(b) and 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.


ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN DISCUSSIONS FOLLOWING REGARDING THE MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE SALE OF ALL THE OPERATIONAL ASSETS TO NEXTWEB, INC. ON OCTOBER 18, 2002.

The following discussion and analysis of our financial condition and results of discontinued operations should be read in conjunction with our consolidated financial statements, including all notes attached to these statements, which appear at the end of this filing. In addition to historical information, the discussion here and elsewhere in this filing contains some forward-looking statements. These statements by their nature involve risks and uncertainties, and should not be construed to imply any promise, certainty or likelihood that these results or trends will necessarily continue in the future. Our actual results in the future may differ significantly from those anticipated by these forward-looking statements, due to many factors including those set out in the "Risk Factors," "Business" and other sections of this filing.

PLAN OF OPERATION.
------------------

On September 11, 2002, the company filed a petition with the U.S. Bankruptcy Court for the Central District of California under Chapter 11 seeking protection while a plan of reorganization is formulated. On September 17, 2002, the company signed a definitive agreement with NextWeb, Inc. of Fremont, California for NextWeb to acquire the operating assets of the company and certain liabilities; and filed a motion with the Court for an emergency sale of assets. On October 16, 2002, the Court affirmed the sale to NextWeb, Inc. for $550,000. On October 18, 2002, the Company and NextWeb, Inc. executed all necessary documents to complete the sale with NextWeb, Inc. assuming control at the close of business on October 18, 2002. The company plans to pursue collection of its remaining accounts receivable and sell the publicly registered entity known as Worldwide Wireless Networks, Inc. to maximize value for creditors and stockholders. Management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the company's creditors whose claims of approximately $5,725,000 appear to exceed the company's potential resources from the sale of it's operating assets and public shell.

We currently do not generate sufficient cash flows to support our current requirements. From the proceeds of the sale to NextWeb, Inc., the company invested $440,000 in a short term money market rate account with an FDIC insured commercial bank. The interest earned and the collection of our remaining accounts receivable represent the only continuing sources of cash flow available to the company. All cash is restricted to uses approved by the U.S. Bankruptcy Trustee.

We are not currently engaged in any product research and development.

The only remaining non-cash assets of the company are the publicly registered entity and rights to collect accounts receivable existing as of October 18, 2002, the date of sale to NextWeb, Inc. including accounts previously classified as uncollectable and placed for legal action.

We also do not anticipate a significant change in the number of our employees.

OVERVIEW.
--------

All of the following discussions regarding the financial condition and operations of Worldwide Wireless Networks, Inc. refer to operations which have been discontinued due to the sale of all operational assets to NextWeb, inc. on October 18, 2002.

Revenues. We generated revenues primarily through the sale of annuity-like
--------
service contracts with customers, the sale and installation of wireless networks, and network consulting including sales of networking equipment. We recognize revenues when services are completed.

Cost of Sales. Cost of sales consisted of third-party network usage and other
---------------
outsourced service costs, cost of equipment sold, and the cost of roof rights. Third-party network costs are expensed in the period when services are rendered and are generally proportional to the number of customers.

Sales and Marketing. Sales and marketing expenses included salaries, sales
-------------------
commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party sales agents, marketing and sales support functions. Marketing costs associated with increasing our user base, which to date have been minimal, are expensed in the period incurred.

General and Administrative. General and administrative expenses include
--------------------------
salaries, employee benefits and expenses for our executive and finance personal, depreciation of network equipment, technical staff costs, legal, and human resources personnel. In addition, general and administrative expenses include fees for professional services and occupancy costs. We expect general and administrative expenses to continue at a reduced rate due to the expenses of the bankruptcy and other legal proceedings.

REVERSE MERGER TREATMENT.
-------------------------

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

We have taken an other-than-temporary loss of $1,155,000 on our original investment in Bridge Technology of $1,200,000 , of which $105,000 are recorded on our year-end December 31, 2002 and 550,000 are recorded on our year-end December 31, 2001 financial statements. The original other-than-temporary loss of $500,000 was recorded on our year-end December 31, 2000 financial statements. Our investment in Bridge Technology suffered losses because of weak market conditions. The original price per share of $8.00 in July 2000 suffered from a continuous decline down to $0.30 by the end of December 2002. Based upon market forecasts and the slim probability of a reverse trend, our management recognized a permanent write down from $4.67 to $0.30 per share to arrive at an investment carrying value of $45,000 or $0.30 per share. Prior to the bankruptcy filing, these shares were transferred to a note holder as partial security for his note. At that time management, recorded the $45,000 value as a reduction in the note payable liability.

RECENT DEVELOPMENTS.
--------------------

On October 27, 1999, we entered into a contract to purchase wireless telecommunications equipment from Adaptive Broadband Corporation. Pursuant to the agreement we committed to purchase 2,624 units, 5,120 units and 7,760 units during the first, second and third years of the agreement, respectively. Units consist of subscriber units or access points. Subscriber units refer to individual customers and access points refer to POPs. The agreement may be terminated by written notice from either party for occurrence of several specific events, notably, if either party is not satisfied with the performance of the other party. On February 15, 2001 an agreement was reached with Adaptive Broadband Corporation to terminate the purchase contract and return certain equipment previously acquired which was accomplished in the first quarter of 2001. This resulted in a reduction in both inventory and accounts payable of approximately $1,485,240 in the first quarter of 2001. The termination of this agreement is not expected to have any material impact on our continuing operations, and we incurred a restocking fee of $15,000.

On June 28, 2000, Worldwide Wireless issued 300,000 shares of its common stock valued at $1,200,000 to Bridge Technology, Inc. in exchange for 150,000 shares of Bridge Technology, Inc. stock valued at $1,200,000 based on the quoted stock prices on the market at the time of exchange. As of December 31, 2002, Worldwide Wireless recorded at total of $1,155,000 of losses on this investment, an investment available for sale. The aggregate fair market value of Bridge Technology, Inc was $150,000. A loss of $105,000 in 2002, a loss of $550,000 in 2001, and a loss of $500,000 in 2000 have been recognized due to management's determination that this decline in value is permanent.

On June 30, 2000 Worldwide Wireless Networks, Inc. went into default on a secured promissory note. The secured promissory note was entered on May 1, 2000 with PHI Mutual Ventures, LC. PHI Mutual Ventures, LC loaned us $100,000 under a secured promissory note bearing interest at 12% per annum. The promissory note became due on June 30, 2000, and began to accrue a late interest rate of 18% per annum. As of the date of this filing, we are in default on the principal and interest in the amount of $126,608, which indebtedness exceeds 5% of our total assets. We are currently negotiating with PHI Mutual Ventures; LC to obtain an extension on the promissory note, however there can be no assurance that these negotiations will be successful.

On January 25, 2001, Worldwide Wireless Networks, Inc. went into default on a secured promissory note. The secured promissory note was entered on October 24, 2000 with Mutual Ventures Corporation. The principal value of the secured promissory note is $200,000 bearing interest at 12% per annum. The promissory note became due on January 24, 2001, and began to accrue a late interest rate of 18% per annum. As of the date of this filing, we are in default on the principal and interest in the amount of $234,800, which indebtedness exceeds 5% of our total assets. We are currently negotiating with Mutual Ventures Corporation to obtain an extension on the promissory note; however there can be no assurance that these negotiations will be successful.

On January 31, 2001, Worldwide Wireless Networks, Inc. issued 262,500 shares of common stock for services valued at $65,625. The transaction was exempt from registration pursuant to 4(2) of the Securities Act of 1933 as a private offering not involving any public distribution.

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

On February 23, 2001, Worldwide Wireless issued 118,686 shares of common stock in exchange for conversion of $20,000 notes payable due Trinity Capital Advisors, Inc. plus accrued interest of $35 for a total consideration of $20,035.

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

On March 16, 2001 World Wide Wireless Networks, Inc. went into default on a secured promissory note. PHI Mutual Ventures, LC loaned us $1,000,000 under a secured promissory note bearing interest at 11% per annum on March 15, 2000. The promissory note became due on March 15, 2001, and began to accrue a late interest rate of 18% per annum. As of the date of this filing, we are in default on the principal and interest in the amount of $1,262,524, which indebtedness exceeds 5% of our total assets. We are currently negotiating with PHI Mutual Ventures; LC to obtain an extension on the promissory note, however there can be no assurance that these negotiations will be successful.

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

On June 14, 2001, the SEC declared effective our filing (Number 333-57108) in which we registered 19,804,274 shares of common stock. All proceeds from the sales of common stock under the SB-2/A will go to the selling stockholders. We may, however, receive proceeds from the exercise of warrants described in the SB-2/A, should the holders of the warrants choose to exercise them (which are solely in the holder's discretion). Of the 19,804,274 shares offered in the SB-2/A, 16,000,000 may be issuable upon the conversion of the convertible debentures, 1,000,000 shares are issuable upon the exercise of warrants. (See:
Item 5: Market for Common Equity and Related Stockholder Matters - Use of Proceeds from SB-2/A, declared effective June 14, 2001.)

On June 21, 2001, Worldwide Wireless issued 800,477 shares of common stock in exchange for conversion of $18,500 notes payable due Trinity Capital Advisors, Inc. plus accrued interest of $1,352 for a total consideration of $19,851.

On June 28, 2001, Worldwide Wireless issued 1,119,970 shares of common stock in exchange for conversion of $18,000 notes payable due AMRO International, S.A. plus accrued interest of $1,264 for a total consideration of $19,264.

On July 9, 2001, Worldwide Wireless issued 1,515,152 shares if common stock for cash of $19,185 to Whitsend Investments Limited under our Private Equity Line of Credit.

On July 9, 2001, Worldwide Wireless issued 1,029,552 shares of common stock in exchange for conversion of $13,000 notes payable due Trinity Capital Advisors, Inc plus accrued interest of $1,002 for a total consideration of $14,002.

On July 17, 2001, Worldwide Wireless issued warrants to purchase 250,000 shares of common stock to Pacific Industrial Partners as part of the settlement agreement discussed at ITEM 3 - Legal Proceedings.

On July 18, 2001, Worldwide Wireless issued 1,957,008 shares of common stock in exchange for conversion of $22,500 notes payable due Trinity Capital Advisors, Inc. plus accrued interest of $1,767 for a total consideration of $24,267.

On July 19, 2001, Worldwide Wireless issued 3,466,666 shares of common stock in exchange for conversion of $40,000 notes payable due AMRO International, S.A. plus accrued interest of $2,987 for a total consideration of $42,987.

On July 19, 2001, Worldwide Wireless issued 935,017 shares of common stock in exchange for conversion of $11,400 notes payable due Trinity Capital Advisors, Inc. plus accrued interest of $840 for a total consideration of $12,240.

On July 20, 2001, Worldwide Wireless issued 3,467,293 shares of common stock in exchange for conversion of $40,000 notes payable due AMRO International, S.A. plus accrued interest of $2,994 for a total consideration of $42,994.

On July 26, 2001, Worldwide Wireless issued 1,242,937 shares of common stock in exchange for conversion of $14,300 notes payable due Trinity Capital Advisors, Inc. plus accrued interest of $1,112 for a total consideration of $15,412.

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

On August 6, 2001, Worldwide Wireless issued 2,309,940 shares of common stock in exchange for conversion of $30,000 notes payable due AMRO International, S.A. plus accrued interest of $2,339 for a total consideration of $32,339.

On August 9, 2001, Worldwide Wireless issued 2,202,746 shares of common stock in exchange for conversion of $27,770 notes payable due AMRO International, S.A. plus accrued interest of $2,187 for a total consideration of $29,957.

On September 17, 2001, Worldwide Wireless issued 1,242,898 shares if common stock for cash of $32,601 to Whitsend Investments Limited under our Private Equity Line of Credit.

On October 17, 2001, Worldwide Wireless issued warrants to purchase 250,000 shares of common stock to Pacific Industrial Partners as part of the settlement agreement discussed at ITEM 3 - Legal Proceedings.

On October 18, 2001, Worldwide Wireless issued 713,050 shares if common stock for cash of $14,443 to Whitsend Investments Limited under our Private Equity Line of Credit.

On January 1, 2002 Worldwide Wireless Networks went into default on a series of secured promissory notes with Esyon Corporation. Beginning on December 28, 2000 through April 2,

2001 Esyon Corporation loaned us a cumulative total of $487,000 under a series of secured promissory notes bearing interest at 10% per annum. The promissory notes became due on January 1, 2002. As of January 1, 2002, we are in default on the principal and interest in the amount of $531,820, which indebtedness exceeds 5% of our total assets. We are currently negotiating with Esyon Corporation to obtain an extension on the promissory notes; however there can be no assurance that these negotiations will be successful

On December 28, 2001, the company's attorneys terminated their retainer agreement due to issues related to fees and non-payment by Worldwide Wireless. As of January 1, 2002, the company owed approximately $287,000 in past sue fees. In February 2002, the company signed a promissory note in the amount of $286,972 which requires monthly installments commencing at $1,000 in February 2002 and increasing each January thereafter. The company defaulted on the first payment due in March 2002.

As part of its restructuring plan, the company vacated certain office space at its Orange County headquarters and attempted to sub-lease the space. The company ceased paying rent in April 2001 and by December 31, 2001 had accrued $63,665 in liability. In March 2002, the company reached a settlement and executed a promissory note for $62,210 payable monthly beginning in March 2002 at $1,500 per month with increases every six months The Company was current on this note until the bankruptcy filing discussed above.

On September 11, 2002, the company filed a petition for protection under Chapter 11 of the United States Bankruptcy code in the US Bankruptcy Court for the Central District of California. This allows Worldwide Wireless Networks, Inc to continue to operate while a plan of reorganization is finalized. On October 16, 2002 a motion was filed with court for an emergency sale of the company's assets to protect their value. The motion was approved on October 16, 2002. The sale was completed on October 18, 2002. On this date the Company sold all of its operating assets.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

Since Pacific Link's inception, it has financed its operations primarily through the private placement of equity securities, loans, leasing arrangements, cash-flow from operations and the merger completed with Worldwide Wireless in April 1999. As of December 31, 2002 cash reserves totaled $513,734 with total current assets of $516,816. The cash reserves are restricted to uses approved by the U.S. Bankruptcy Trustee.

We have posted operating losses since inception. Our long-term debt was $-0- as December 31, 2002. Our current liabilities for that same date were $5,726,814 of which $3,028,583 accounts for the current portion of, our long term liabilities discussed above, and $ 1,131,437 is attributable to current accounts payable with $1,110,289 subject to the bankruptcy filing and $21,148 incurred since filing. We have paid interest rates ranging from 15.5% to 32.5%, or an average of 21.7%, on such obligations as a new company without a credit history.

As of December 31, 2002, we have no lease commitments. Future minimum principal payments on notes payable were approximately, $3,028,583 in 2003.

The consolidated cash flows show net cash provided by our operating activities for the fiscal year ended December 31, 2002 was $49,615. Net cash provided by operating and investment activities consisted primarily of non-cash charges and proceeds from the sale of assets. Net cash used by our financing activities was $82,581 during the same period. Net cash used by financing activities was principally attributable to payments on notes payable.

Worldwide Wireless' current business plan concentrates on the sale of its remaining assets and concluding its business affairs.

Whitsend Investments Limited, a British Virgin Islands corporation, entered into a Private Equity Line of Credit Agreement with us, dated as of June 19, 2000, for the future issuance and purchase of shares of our common stock. The purpose of this agreement is to provide Worldwide Wireless with the ability to access and draw down funds when we need them for working capital, up to the maximum amount of $20 million, under the conditions specified in the agreement. Under that agreement, Whitsend Investments Limited has committed to purchase up to the $20 million worth of shares of our common stock over a three-year period. Once every 15 trading days we may request a draw of up to $500,000 of that amount. If we elect to receive any of these funds, we will fix a specific date on which to calculate the appropriate price to charge Whitsend Investments Limited for our shares. This price will be calculated using a formula based on the average trading price of our common stock for the five-day period starting two days before the calculation date and ending two days after it. Each draw must be for at least $75,000. Once the relevant average trading price for that period is calculated, Whitsend Investments Limited receives a discount on the purchase of our shares equal to twelve percent of this amount During fiscal 2001, we utilized this line for a total capital investment of $326,339 by issuing 9,689,535 shares of capital stock. This line was not used during 2002 and the ability to obtain advances terminated with the bankruptcy filling.

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

RESULTS OF OPERATIONS FROM DISCONTINUED OPERATIONS.
---------------------------------------------------

The following table sets forth selected consolidated statements of operating data as a percentage of total revenues:

                                                 Year Ended

                               Dec 31       Dec 31       Dec 31       Dec 31,      Dec 31,
                                1998         1999         2000         2001         2002
                             -----------  -----------  -----------  -----------  -----------
Revenues . . . . . . . . . . $  841,841   $1,980,203   $3,351,878   $1,965,924   $1,447,281

AS A PERCENTAGE OF REVENUES
Cost of sales. . . . . . . . $  430,600   $  972,802   $2,292,996   $1,054,623   $  424,533

                                   51.1%        49.1%        68.4%        53.6%        29.3%

Gross profit . . . . . . . . $  411,241   $1,007,401   $1.058,882   $  911,200   $1,022,748

                                   48.9%        50.9%        31.6%        46.4%        70.7%

Operating expenses:
 Selling . . . . . . . . . . $  158,592   $  616,022   $  836,088   $  304,657   $  115,937

                                   18.8%        31.1%        24.9%        15.5%         8.0%

 General and administrative  $  549,987   $2,417,450   $3,990,987   $3,270,704   $1,675,761

                                   65.3%       122.1%       119.1%       166.4%       115.8%

 Total operating expenses. . $  708,579   $3,033,472   $4,827,075   $3,575,361   $1,791,698

                                   84.2%       153.2%       144.0%       181.9%       123.8%

Loss from operations . . . . $  297,338   $2,026,071   $3,768,193   $2,664,060   $  768,950

                                   35.3%       102.3%       112.4%       135.6%        53.1%

Other income (expense), net  $  (32,045)  $  (25,181)  $ (887,179)  $ (974,224)  $  179,210

                                    3.8%         1.3%        25.6%        49.5%        12.4%

Net loss . . . . . . . . . . $  330,183   $2,051,252   $4,655,372   $3,638,284   $  589,740
                                 % 39.2%       103.6%       138.9%       185.1%        40.7%


                 TWELVE MONTHS ENDED DECEMBER 31, 2002 AND 2001

Revenues from discontinued operations for the period ended December 31, 2002 were $1,447,281 which represented a decrease of $518,643 from $1,965,924 for the period ended December 31, 2001. The decrease was primarily attributable to discontinuing our operations as of October 18, 2002.

Cost of sales from discontinued operations for the fiscal year ended December 31, 2002 was $424,533 which represents a decrease of $630,090 from $1,054,623 recorded for the period ended December 31, 2001. The decrease was primarily attributable to discontinuing operations as of October 18, 2002 as well as decreased third-party network service expense on a per customer basis and a decrease in cost of equipment purchased for resale.

Selling expenses from discontinued operations for the fiscal year ended December 31, 2002 were $115,937, which represented a decrease of $188,720 from $304,657 for the period ended December 31, 2001. The decrease was primarily due to the company discontinuing operations on October 18, 2002 as well as the company restructuring which commenced in late fiscal 2000 and was completed in 2001 which resulted in a reduction in sales personal and a change in compensation arrangements.

General and administrative expenses for the 2002 fiscal year were $1,675,761, which represented a decrease of $1,594,943 from $3,270,704 for fiscal year 2001. The decrease was primarily due to the company discontinuing operations on October 18, 2002 as well as the company reorganization, staff reductions, and a decrease in professional and outside services as expenses related to being a public company stabilized.

Interest expense consists primarily of interest expense on notes payable and capital equipment leases. Interest expense for fiscal year 2002 was $290,326 which represented a decrease of $108,975 from interest expense of $399,301 for fiscal year 2001. The decrease was primarily attributable to the discontinuance of interest accrual expense on September 11, 2002 due to the filing of a Chapter 11 proceeding in U.S. Bankruptcy Court for the Central District of California on September 11, 2002.

Our net loss for the fiscal year ended December 31, 2002, totaled $589,740, or $.01 per share, compared to $3,638,284, or $.13 per share, for the fiscal year ended December 31, 2001. As discussed above the 2002 period was impacted by the bankruptcy filing and subsequent sale of assets in the third quarter of 2002 as well as costs reductions associated with a decreases in the number of personnel, professional and consulting services, and other costs savings.

FACTORS AFFECTING FUTURE OPERATIONS.
------------------------------------

On September 11, 2002, the company filed a petition with the U.S. Bankruptcy Court for the Central District of California under Chapter 11 seeking protection while a plan of reorganization is formulated. On September 17, 2002, the company signed a definitive agreement with NextWeb, Inc. of Fremont, California for NextWeb to acquire the operating assets of the company and certain liabilities; and filed a motion with the Court for an emergency sale of assets. On October 16, 2002, the Court affirmed the sale to NextWeb, Inc. for $550,000. On October 18, 2002, the Company and NextWeb, Inc. executed all necessary documents to complete the sale with NextWeb, Inc. assuming control at the close of business on October 18, 2002. The company plans to pursue collection of its remaining accounts receivable and sell the publicly registered entity known as Worldwide Wireless Networks, Inc. to maximize value for creditors and stockholders. Upon completion of these activities, the company will no longer have future operations in the wireless internet arena.

SEASONAL ASPECTS.
----------------

Our business is not seasonal because the sale of our services is not linked to seasonal variables.

SUBSEQUENT EVENTS.
------------------

There have been no significant subsequent events since December 31, 2002.

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

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

CERTAIN DISCUSSIONS FOLLOWING REGARDING THE DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE SALE OF ALL THE OPERATIONAL ASSETS TO NEXTWEB, INC. ON OCTOBER 18, 2002.

The names, ages and positions of our directors, executive officers and key employees as of the date of this filing are set forth below. Biographical information for each of these persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion.

                        DIRECTORS AND EXECUTIVE OFFICERS

Name                                      Age   Position Held
----                                      ---   -------------
Jerry Collazo                              44   President
                                                Chief Financial Officer
                                                Director

Dennis Shen (4)                            37   Chairman of the Board

Jack Tortorice (1)                         54   Chairman of the Board

Vincent (Li-Hsiu) Tsao (2)                 38   Director

Steve Button (3)                           39   Secretary

(1) Mr. Tortorice resigned as Chairman of the Board of Worldwide Wireless on August 2, 2001. Prior to that date he received options to purchase 6,950 shares of common stock as part of the Employee Stock Option Plan.
(2)  Mr. Tsao resigned as our Director effective July 24, 2001.
(3)  Mr. Button resigned as Secretary effective 10/18/02.
(4)  Mr. Shen resigned as Chairman of the Board 3/1/03.

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

DENNIS SHEN. Mr. Shen was appointed as a Director of Worldwide Wireless, Inc. on February 13, 2001. On August 2, 2001 Mr. Shen was appointed the Chairman of the Board of Directors. In February 2000, we learned that Mr. Shen had been convicted in California in 1996 of two counts involving the receipt or concealment of stolen property, both of which were dropped to misdemeanor counts and which, it appears, were eventually expunged at the bench and entered as not guilty pleas. In May, 1992, Mr. Shen was the founder, President, and Chief Information Officer for Global Pacific, which later became Pacific Link (which merged with WWWN in April 1999). He was responsible for network design and implementation and spearheaded the transition of that company from computer reseller to an Internet service provider in 1995. Mr. Shen has extensive experience in large-scale wireless network implementations. He was a feature speaker at World Expo '94 and the Unlicensed Spectrum-Wireless Internet Access Show. Our management has determined that Mr. Shen's prior legal issues have not lessened the importance or value of his contribution to our company in the past, nor shall it be an impediment to his service as a Director in the future. Susan Shen, the wife of Dennis Shen, serves as a full-time employee of Worldwide Wireless, and Shen family members have historically been, and continue to be, significant shareholders of our company.

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

ITEM 10:   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                        ----------------------------------
                                                               Long Term Compensation
                                                        ----------------------------------
                           Annual Compensation                  Awards            Payouts
                     ---------------------------------------------------------------------
(a)            (b)      (c)         (d)        (e)          (f)          (g)        (h)        (i)

                                              Other     Restricted   Securities
Name and                                      Annual       Stock     Underlying             All Other
Principal                                    Compen-     Award(s)     Options/     LTIP     Compen-
Position      Year   Salary ($)  Bonus ($)  sation ($)      ($)       SARs (#)    Payouts   sation ($)
------------------------------------------------------------------------------------------------------

JERRY          2002     122,000  N/A        N/A         N/A          N/A          N/A       N/A
COLLAZO        2001     130,000  N/A        N/A         N/A          300,000      N/A       N/A
               2000     130,000  N/A        N/A         N/A          N/A          N/A       N/A
               1999     N/A
VINCENT        2002     N/A      N/A        N/A         N/A          N/A          N/A       N/A
TSAO           2001     N/A      N/A        N/A         N/A          N/A          N/A       N/A
               2000     N/A      N/A        N/A         N/A          N/A          N/A       N/A
               1999     N/A
STEVE          2002     56,800   N/A        N/A         N/A          N/A          N/A       N/A
BUTTON         2001     72,000   N/A        N/A         N/A          23,103       N/A       N/A
               2000     52,000   N/A        N/A         N/A          39,500       N/A       N/A
               1999     25,000
DENNIS SHEN    2002     N/A      N/A        N/A         N/A          N/A          N/A       N/A
               2001     N/A      N/A        N/A         N/A          N/A          N/A       6,000
               2000     72,000   N/A        N/A         N/A          N/A          4,500     6,000
               1999     72,000
JACK           2002     N/A      N/A        N/A         N/A          N/A          N/A       N/A
TORTORICE      2001     N/A      N/A        N/A         N/A          N/A          N/A       6,000
               2000     150,000  N/A        N/A         N/A          N/A          4,500     6,000
               1999     98,000

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CERTAIN DISCUSSIONS FOLLOWING REGARDING SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE SALE OF ALL THE OPERATIONAL ASSETS TO NEXTWEB, INC. ON OCTOBER 18, 2002.

The percentage of beneficial ownership is based on 43,555,358 shares of common stock outstanding as of March 28, 2002.

---------------------------------------------------------------------------------------
     (1)                          (2)                           (3)              (4)
TITLE OF CLASS      NAME AND ADDRESS OF BENEFICIAL       AMOUNT AND NATURE     PERCENT
                                 OWNER                  OF BENEFICIAL OWNER   OF CLASS
---------------------------------------------------------------------------------------
Common Stock     Dennis Shen (Director)                          2,398,5001       5.50%
                 And Susan Shen
                 770 The City Drive South, Suite 3700
---------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------
                 Orange, California 92868
---------------------------------------------------------------------------------------
Common Stock     Ming-Chau Yeung                                    688,000       1.60%
                                     9 Red Coat Place
                 Irvine, California 92602
                 -------------------------------------

(1) Dennis Shen is the record owner of 500,000 shares and options to purchase 4,500 shares; he and Susan Shen jointly own 1,606,000 shares, and they share voting and investment power over 688,000 shares held by Susan's mother, Ming-Chau Yeung.

DISPUTED BENEFICIAL OWNERSHIP

On March 28, 2000, we filed a lawsuit in Orange County, California Superior Court - Central Justice Center, against one of our former consultants, DFL Capital Partners, LLC, and our former legal counsel, alleging, among other things, fraud and malpractice. The dispute arose out of an Option Agreement we entered into in 1998 whereby DFL provided certain consulting services in exchange for options to purchase common stock of Worldwide Wireless. We retained legal counsel recommended to us by DFL, but we were never advised that the partner of the law firm who represented us specifically was, at the same time, also the managing member of DFL Capital Partners, LLC. As a result of this undisclosed conflict of interest, we believe that the agreement which the law firm counseled us to sign did not adequately protect us in terms of the services which we understood we were supposed to receive and the number of stock options which DFL was to receive as compensation for these services. We subsequently dismissed the lawsuit.

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

ITEM  13:  EXHIBITS  AND  REPORTS  ON  FORM  8-K



EXHIBIT
 NUMBER   DESCRIPTION_____________
--------  ----------------------------------------------------------------------------------------------


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

  17.2*   Letter Regarding Secretary Resignation

  17.3*   Letter Regarding Chairman Resignation

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

  99.6*   Certification of Chief Executive Officer and Chief Financial Officer Pursuant to
          18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.7*   Voluntary Petition for Reorganization under Chapter 11 of the U. S. Bankruptcy
          Code Filed September 11, 2002 in U.S. Bankruptcy Court for the Central District of California

  99.8*   Order of the U.S. Bankruptcy  Judge authorizing sale of assets

 99.9 *   Acquired Asset Agreement with NextWeb, Inc dated October 18, 2002

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

                        WORLDWIDE WIRELESS NETWORKS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


                                 C O N T E N T S


Auditor's Report. . . . . . . . . . . . . . . .   3

Consolidated Balance Sheets . . . . . . . . . .   4

Consolidated Statements of Operations . . . . .   6

Consolidated Statements of Stockholders' Equity   7

Consolidated Statements of Cash Flows . . . . .   9

Notes to the Consolidated Financial Statements.  11

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Worldwide Wireless Networks, Inc.

We have audited the accompanying consolidated balance sheets of Worldwide Wireless Networks, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Worldwide Wireless Networks, Inc. as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company filed Chapter 11 under the U.S. Bankruptcy Code, sold their operations and is dependent on a future buyer for the public shell to continue operations. These factors raise substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Chisholm  &  Associates
North  Salt  Lake,  Utah
February  7,  2003

                          WORLDWIDE WIRELESS NETWORKS, INC.
                             Consolidated Balance Sheets


                                       ASSETS
                                       ------



                                                                  December 31
                                                              ----------------------
                                                                2002        2001
                                                              --------  ------------
CURRENT ASSETS

  Cash and cash equivalents                                          -       52,383
  Restricted cash                                               13,734            -
  Accounts receivable (net of allowance for
      doubtful accounts of $-0- and $7,500, respectively)        3,082       57,457
  Inventory                                                          -       88,932
  Prepaid expense                                                    -       40,569
                                                              --------  ------------

  Total Current Assets                                         516,816      239,341
                                                              --------  ------------

PROPERTY AND EQUIPMENT

  Office equipment                                                   -      193,981
  Leased equipment                                                   -      115,165
  Machinery equipment                                                -    1,833,344
                                                              --------  ------------
                                                                     -    2,142,490

  Less:
    Accumulated depreciation - leased equipment                      -      (74,778)
    Accumulated depreciation                                         -   (1,725,437)
                                                              --------  ------------

      Total Property and Equipment                                   -      342,275
                                                              --------  ------------

OTHER ASSETS

  Investments available for sale                                     -      150,000
  Deferred charges                                                   -            -
  Deposits                                                       2,515       43,023
                                                              --------  ------------

    Total Other Assets                                           2,515      193,023
                                                              --------  ------------

      TOTAL ASSETS                                            $519,331  $   774,639
                                                              ========  ============

        The accompanying notes are an integral part of these financials

                        WORLDWIDE WIRELESS NETWORKS, INC.
                    Consolidated Balance Sheets (Continued)


LIABILITIES  AND  STOCKHOLDERS'  EQUITY
---------------------------------------


                                                                    December 31,
                                                            ----------------------------
                                                                2002           2001
                                                            -------------  -------------
CURRENT LIABILITIES

  Accounts payable                                          $  1,131,437   $  1,284,859
  Accrued expenses                                             1,516,490      1,182,437
  Lines of credit                                                 50,304         52,299
  Unearned revenue                                                     -         67,801
  Current portion of long-term liabilities                     3,028,583      2,201,456
                                                            -------------  -------------
  Total Current Liabilities                                    5,726,814      4,788,852
                                                            -------------  -------------

LONG-TERM LIABILITIES

  Notes payable                                                2,352,053      2,111,497
  Notes payable - related party                                   73,000         75,000
  Convertible debentures                                         603,530        603,530
  Capital lease obligations                                            -         14,959
 Less current portion                                         (3,028,583)    (2,201,456)
                                                            -------------  -------------

    Total Long-Term Liabilities                                        -        603,530
                                                            -------------  -------------

    TOTAL LIABILITIES                                                  -      5,392,382
                                                            -------------  -------------

STOCKHOLDERS' EQUITY

  Common stock, 50,000,000 shares of $0.001 par value
    authorized, 43,555,358 shares issued and outstanding          43,556         43,556
  Additional paid-in capital                                   6,167,285      6,167,285
  Retained earnings                                          (11,418,324)   (10,828,584)
                                                            -------------  -------------

    Total Stockholders' Equity                                (5,207,483)    (4,617,743)
                                                            -------------  -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $    519,331   $    774,639
                                                            =============  =============

        The accompanying notes are an integral part of these financials

                            WORLDWIDE WIRELESS NETWORKS, INC.
                          Consolidated Statements of Operations



                                                                 For the years Ended
                                                                      December31,
                                                              --------------------------
                                                                  2002          2001
                                                              ------------  ------------
REVENUES                                                      $         -   $         -

COST OF SALES                                                           -             -
                                                              ------------  ------------

GROSS PROFIT                                                            -             -
                                                              ------------  ------------

SELLING EXPENSES                                                        -             -

GENERAL AND ADMINISTRATIVE EXPENSES                                     -             -
                                                              ------------  ------------

TOTAL OPERATING EXPENSES                                                -             -
                                                              ------------  ------------

OTHER INCOME AND (EXPENSES)                                             -             -
                                                              ------------  ------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                   -             -
                                                              ------------  ------------

INCOME TAXES                                                            -             -

DISCONTINUED OPERATIONS

Gain (loss) from discontinued operations (net of income tax    (1,043,819)   (3,638,284)
  benefit of $0)
Gain (loss) from disposal (net of income tax payable of $0)       454,079             -
                                                              ------------  ------------

    Total Gain (Loss) from Discontinued Operations               (589,740)   (3,638,284)

NET INCOME (LOSS)                                             $  (589,740)   (3,638,284)
                                                              ============  ============

NET INCOME (LOSS) PER SHARE                                   $     (0.01)  $     (0.13)
                                                              ============  ============

WEIGHTED AVERAGE OUTSTANDING SHARES                            43,555,358    28,203,640
                                                              ============  ============

        The accompanying notes are an integral part of these financials

                                 WORLDWIDE WIRELESS NETWORKS, INC.
                          Consolidated Statements of Stockholders' Equity
                                    December 31, 2002 and 2001


                                       Common Stock     Additional     Retained      Accumulated
                                  --------------------    Paid-In      Earnings     Comprehensive
                                    Shares     Amount     Capital     (Deficit)     Income (Loss)
                                  -----------  -------  -----------  ------------  ---------------

Balance, December 31, 2000        $12,844,060   12,844  $ 5,280,633  $(7,190,300)  $     (400,000)

January 2001 - stock issued for
  services at $0.25 per share         262,500      263       65,362            -                -

February 2001 - stock issued for
  debt at $0.19 per share             277,391      277       52,981            -                -

February 2001 - stock issued for
  debt at $0.17 per share             118,686      119       19,916            -                -

February 2001 - stock issued for
  debt at $0.11 per share             479,217      479       51,276            -                -

March 2001 - stock issued for
  debt at $0.08 per share             543,423      543       41,409            -                -

March 2001 - stock issued for
  services at $0.14 per share         200,000      200       27,800            -                -

March 2001 - stock issued for
  services at $0.14 per share         553,582      554       76,948            -                -

April 2001 - stock issued for
  equity line at $0.09 per share    1,420,454    1,420      117,089            -                -

April 2001 - stock issued for
  equity line at $0.08 per share      631,313      631       45,869            -                -

May 2001 - stock issued for
  equity line at $0.03 per share    1,893,940    1,894       46,091            -                -
                                  -----------  -------  -----------  ------------  ---------------

Balance Forward                    19,224,566  $19,224  $ 5,825,374  $(7,190,300)  $     (400,000)
                                  -----------  -------  -----------  ------------  ---------------

        The accompanying notes are an integral part of these financials

                                       WORLDWIDE WIRELESS NETWORKS, INC.
                          Consolidated Statements of Stockholders' Equity (Continued)
                                           December 31, 2002 and 2001


                                           Common Stock        Additional       Retained      Accumulated
                                     -----------------------     Paid-In        Earnings     Comprehensive
                                        Shares      Amount       Capital        (Deficit)     Income (Loss)
                                     ------------  ---------  -------------  ---------------  --------------
Balance Forward                        19,224,566  $  19,224  $  5,825,374   $   (7,190,300)  $    (400,000)

June 2001 - stock issued for debt
 at $0.02 per share                     1,119,970      1,120        18,144                -               -

June 2001 - SEC fees                            -          -          (583)               -               -

July 2001 - stock issued for equity
 line at $0.01 per share                1,515,152      1,515        17,670                -               -

June 2001 - stock issued for debt
 at $0.01 per share                     1,029,552      1,030        12,972                -               -

June 2001 - stock issued for debt
 at $0.03 per share                       800,477        800        19,051                -               -

July 2001 - stock issued for debt
 at $0.01 per share                    11,068,921     11,069       126,831                -               -

August 2001 - stock issued for
 debt at $0.02 per share                2,272,728      2,273        44,227                -               -

August 2001 - stock issued for
 debt at $0.01 per share                2,309,940      2,310        30,029                -               -

August 2001 - stock issued for
 services at $0.01 per share               55,358         56           727                -               -

August 2001 - stock issued for
 debt at $0.01 per share                2,202,745      2,203        27,755                -               -

September 2001 - stock issued
 for debt at $0.03 per share            1,242,898      1,243        31,358                -               -

October 2001 - stock issued for
 equity lien at $0.02 per share           713,050        713        13,730                -               -

Realized loss for the year ended
 December 31, 2001                              -          -             -                -         400,000

Net loss for the year ended
 December 31, 2001                              -          -             -       (3,638,284)              -
                                     ------------  ---------  -------------  ---------------  --------------

Balance, December 31, 2001             43,555,358     43,556     6,167,285      (10,828,584)              -

Net loss for the year ended
December 31, 2002                               -          -             -         (589,740)              -
                                     ------------  ---------  -------------  ---------------  --------------
Balance, December 31, 2002             43,555,358  $  43,556  $  6,167,285   $  (11,418,324)  $           -
                                     ============  =========  =============  ===============  ==============

        The accompanying notes are an integral part of these financials

                              WORLDWIDE WIRELESS NETWORKS, INC.
                            Consolidated Statements of Cash Flows



                                                                  For the Years Ended
                                                                      December 31,
                                                          -----------------------------------
                                                                  2002               2001
                                                          ---------------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) from continued operations             $                  -   $         -
  Net income (loss) from discontinued operations                      (589,740)   (3,638,284)
  Adjustments to reconcile net income (loss) to net cash
    provided (used) in discontinued activities:
    Depreciation and amortization                                      305,523     1,013,071
    Bad debt                                                            (7,500)       (7,500)
    Loss on investment                                                 105,000       550,000
    Stock and warrants issued for services                                   -       171,901
    Loss on disposal of asset                                         (497,659)        5,385
    Note issued for legal settlement                                         -        45,000
    Shares issued for interest                                               -        23,844
    Deposits                                                            29,154             -
  (Increase) decrease in current assets:
    Accounts receivable                                                 61,875       213,840
    Employee advance                                                         -         7,500
        Prepaid expenses                                                40,569        (1,568)
    Deferred charges                                                         -         2,858
    Inventory                                                           48,668     2,123,090
  Increase (decrease) in current liabilities:
    Accounts payable and accrued expenses                              529,816      (960,673)
    Unearned revenue                                                    23,909       (22,724)
                                                          ---------------------  ------------

      Net Cash Provided (Used) by Discontinued
        Operating Activities                                            49,615      (474,260)
                                                          ---------------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property and equipment                                 (55,683)     (207,225)
    Cash for deposits                                                        -         9,398
    Proceeds from sale of assets                                       550,000         2,150
                                                          ---------------------  ------------

        Net Cash Provided (Used) by Investing Activities               494,317      (195,677)
                                                          ---------------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash paid on line of credit                                           (1,995)      (17,540)
  Cash from sale of stock                                                    -       326,339
  Cash received from debt financing                                      5,000       440,750
  Principal payments on long-term debt                                 (85,586)     (147,373)
  Cash paid for registration fees                                            -        (1,185)
                                                          ---------------------  ------------

      Net Cash Provided (Used) by Financing Activities    $            (82,581)  $   600,991
                                                          ---------------------  ------------

        The accompanying notes are an integral part of these financials

                        WORLDWIDE WIRELESS NETWORKS, INC.
                Consolidated Statements of Cash Flows (Continued)



                                                      For the Years Ended
                                                          December 31,
                                               -------------------------------
                                                       2002            2001
                                               --------------------  ---------
INCREASE (DECREASE) IN CASH                    $            461,351  $(68,946)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                   52,383   121,329
                                               --------------------  ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $            513,734  $ 52,383
                                               ====================  =========


SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest                       $                  -  $ 50,479
  Cash paid for income taxes                   $                  -  $  3,843

Non-cash financing transaction:

  Stock and warrants issued for services       $                  -  $171,901
  Stock issued for investment                  $                  -  $      -
  Stock issued for notes payable               $                  -  $396,470
  Stock canceled for convertible debentures    $                  -  $      -
  Stock issued for interest                    $                  -  $ 23,844
  Accounts payable converted to notes payable  $            349,182  $      -
  Investment exchanged as payment
    for note payable                           $             45,000  $      -

        The accompanying notes are an integral part of these financials

                        WORLDWIDE WIRELESS NETWORKS, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     a.  Organization

     The audited financial statements presented for December 31, 2002 and 2001, are those of Worldwide Wireless Networks, Inc. (formerly Pacific Link Internet, Inc.) (The "Company"). The Company was incorporated under the laws of the State of California on September 22, 1997, however operations began on August 1, 1997. The Company provides wireless internet access to business and individuals. The Company's headquarters are located in Orange, California.

     On April 1, 1999, the Company merged with Worldwide Wireless Networks, Inc. (Worldwide) a public company with no operations, and assumed the name of Worldwide Wireless Networks, Inc. Pursuant to the merger, Pacific Link(Pacific), a private company, ceased to exist and Worldwide became the surviving corporation. Worldwide was organized in the State of Nevada on June 10, 1992. Worldwide raised $1,000,000 in anticipation of the merger, and provided this as the only asset to the newly combined organization.

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

     On September 11, 2002, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy code in the U.S. Bankruptcy Court for the Central District of California. The liabilities subject to the bankruptcy petition include accounts payable of approximately $1,131,000, accrued expenses of approximately $1,516,000 and lines of credit and notes payable of approximately 3,078,000.

     On September 17, 2002, the Company filed a motion with the bankruptcy court to have an emergency sale of assets. On this same date, the Company signed a definitive agreement to sell all of their operating assets to NextWeb, Inc. of Fremont, California. On October 16, 2002, the Court affirmed the sale of the Company's operating assets to NextWeb, Inc. for $550,000 plus assumption of the customer deposits liability of approximately $92,293. The $550,000 of cash received was restricted and will be used to pay court approved expenses incurred during the reorganization period. After these expenses are paid, the remaining cash will be distributed in the final settlement with creditors. At December 31, 2002, the Company had restricted cash of $513,734 and no operations.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     b.  Recognition  of  Revenue,  Deferred  Charges,  Unearned  Revenue

     The Company recognizes income and expense on the accrual basis of accounting. When the Company entered into a lease contract, the customer was required to pay a set up fee and first and last month's rent. Revenues were recognized for the set up fees and first month's rent when the customer begins service. At the expiration of the lease, last month's rent is recognized as revenue.

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

                            Income (Loss)      Shares      Per Share
                             (Numerator)    (Denominator)    Amount
                            --------------  -------------  ----------

     For the year ended
      December 31, 2002
       Basic EPS
       Income (loss) to
       common shareholders  $    (589,740)     43,555,358  $           (0.01)
                            ==============  =============  ==========  ======

     For the year ended
      December 31, 2001
       Basic EPS
       Income (loss to
       common shareholders  $  (3,638,284)     28,203,640  $           (0.13)
                            ==============  =============  ==========  ======

     d.  Provisions  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $11,418,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2013. No tax benefit has been reported in the financial statements because the Company has yet to generate taxable income.

     Deferred tax assets and the valuation account is as follows at December 31, 2002 and 2001:

      Deferred tax asset:       2002          2001
                            ------------  ------------

       NOL carryforward     $ 3,882,980   $ 3,672,000
       Valuation allowance   (3,882,980)   (3,672,000)
                            ------------  ------------
       Total                $         -   $         -
                            ============  ============

                        WORLDWIDE WIRELESS NETWORKS, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

     The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Useful lives of assets are as follows: Computer and wireless network equipment - 2 years; DSL equipment - 1 year; Furniture and fixtures - 7 years; Office equipment - 5 years. Depreciation expense for the years ended December 31, 2002 and 2001 is $305,523 and $1,013,071, respectively.

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

     The following is a summary of available for sale equity securities at December 31, 2002 and 2001:

                                          Gross        Gross      Estimated
                                       Unrealized   Unrealized   Fair Market
                            Cost          Gain        Losses        Value
                        -----------  -----------  ------------  ------------
     December 31, 2002  $         -  $         -  $          -  $         -

     December 31, 2001  $ 1,200,000  $         -  $  1,050,000  $ 1  50,000

     During 2002, the Company exchanged all of the available for sale investments for a $45,000 note payable. The Company has recognized a loss on the exchange of $105,000.

     During 2001, management determined that the decrease in the fair market value was permanent. A $550,000 loss was recognized on the investment.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE  2  -     RELATED  PARTY  TRANSACTIONS

     During 2000, the Company received $75,000 from a shareholder for a note payable. During 2002, the Company paid $2,000. The balance payable at December 31, 2002 and 2001 is $73,000 and $75,000, respectively.

NOTE  3  -     LONG-TERM  LIABILITIES

     Long-term liabilities are detailed in the following schedules as of December 31, 2002 and 2001:

     Notes payable is detailed as follows:                  2002      2001
                                                          --------  --------
     Note payable to an individual, no monthly
      payment, payable on demand, bears
      interest at 10%, unsecured note.                    $ 23,587  $ 29,487

     Note payable to a corporation, payments
      due monthly of $5,457 until paid in full,
      bears interest at 12%, unsecured note.                 3,510     3,510

     Note payable to a corporation, no monthly
      payment, matured January 2001, in default,
      bears interest at 18%, secured by business assets.   200,000   200,000

     Note payable to a corporation, no monthly
      payment, matured June 2000, in default, bears
      interest at 18%, secured by business assets.         100,000   100,000

     Note payable to a corporation, no monthly
      payment, bears interest at 10%, due January
      2002, in default, secured by business assets.        100,000   100,000

     Note payable to a corporation, no monthly
      payment, bears interest at 10%, due January
      2002, in default, secured by business assets.        375,288   387,000

     Note payable to an individual, no monthly
      payment, bears interest at 10%, payable upon
      demand, unsecured note.                               80,000   125,000

     Note payable to a corporation, no monthly
      payment, payable on demand, bears interest
      at 56.75%, secured by equipment.                      46,500    46,500
                                                          --------  --------

     Balance Forward                                      $928,885  $991,497
                                                          --------  --------

                        WORLDWIDE WIRELESS NETWORKS, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE  3  -     LONG-TERM  LIABILITIES  (Continued)

                                                               2002        2001
                                                            ----------  ----------
     Balance Forward                                        $  928,885  $  991,497

     Note payable to a corporation, no monthly
      payment, principal and interest due on
      January 17, 2002, bears interest at 8%,
      unsecured note.                                                -      45,000

     Note payable to a corporation, no monthly
      payment, matured March 2001, in default, bears
      interest at 18%, guaranteed by an officer
      of the Company and secured by business assets.         1,000,000   1,000,000

     Note payable to an individual, no monthly
      payment, payable on demand, bears interest
      at 10%, unsecured note.                                   75,000      75,000

     Note payable to a corporation, monthly payment
     due of $458, bears interest at 10%, payable upon
     demand, in default, secured by all assets.                  5,000           -

     Note payable to a corporation, monthly payment
     due of $1,000 and increasing to $15,000 per month,
     bears interest at 12%, payable upon demand, payable
     upon demand, unsecured.                                   286,972           -

     Note payable to a corporation, monthly payment due
     of $1,500 and increasing to $6,450, bears interest at
     10%, payable upon demand, unsecured.                       56,196           -
                                                            ----------  ----------

     Total Notes Payable                                     2,352,053   2,111,497
                                                            ----------  ----------

     Convertible debentures is detailed as follows:

     Note payable to a corporation, no monthly
      payment, bears interest at 7%, due June 2003,
      unsecured note.                                          149,300     149,300

     Note payable to a corporation, no monthly
      payment, bears interest at 7%, due June
      2003, unsecured note.                                    454,230     454,230
                                                            ----------  ----------

     Total Convertible Debentures                              603,530     603,530
                                                            ----------  ----------

                        WORLDWIDE WIRELESS NETWORKS, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE  3  -     LONG-TERM  LIABILITIES  (Continued)


     Notes payable - related party is detailed as follows:
                                                             2002     2001
                                                            -------  -------
     Note payable to a shareholder, no monthly
      payment, payable on demand, bears interest
      at 10%, unsecured note.                                73,000   75,000
                                                            -------  -------

     Total notes payable - related party                    $73,000  $75,000
                                                            -------  -------

     Capital lease obligations are detailed in the following schedule as of December 31, 2002 and 2001 as followed:

                                                       2002        2001
                                                    ----------  ----------
     Capital lease obligation to a corporation for
      equipment, lease payments due monthly
      of $5,318 through March 31, 2002, bears
      interest at 33%; secured by equipment.        $        -  $   14,959
                                                    ----------  ----------

     Total Lease Obligations                                 -      14,959
                                                    ----------  ----------

     Total Long-Term Liabilities                             -   2,804,986

     Less current portion of:
     Notes payable                                   2,352,053   2,111,497
     Convertible debentures                            603,530           -
     Notes payable - related party                      73,000      75,000
     Capital lease obligation                                -      14,959
                                                    ----------  ----------

     Total current portion                           3,028,583   2,201,456
                                                    ----------  ----------

     Net Long-Term Liabilities                      $        -  $  603,530
                                                    ==========  ==========

     Future minimum principal payments on notes payable are as follows at December 31, 2002:

     2003                 $3,028,583
                          ----------
     Total notes payable  $3,028,583
                          ==========


NOTE  4  -     LINES  OF  CREDIT

     The  Company  has two lines of credit. The average interest rate is 11.75%.
     The Company made principal and interest payments on the balances outstanding until September 11, 2002 and has no additional credit available. The balances due at December 31, 2002 and 2001 were $50,304 and $52,299, respectively.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

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

NOTE  6  -  EMPLOYEE  STOCK  OPTION  PLAN

     On August 13, 1999, the Company established an Employee Stock Ownership Plan (the Plan). The Plan covered both current and prospective employees, consultants and directors. At December 31 2002, the Company had no employees and the Plan was terminated. The options which were vested and granted as of December 31, 2001 were canceled or forfeited. A summary of the option activity is as follows:

                                                          Weighted
                                   Options                 Average
                                  Available    Options    Exercise
                                  for Grant  Outstanding    Price
                                  ---------  -----------  ---------
     Granted, December 31, 2001   1,000,000      895,911  $    3.00
     Exercised                            -            -          -
     Canceled/forfeited           1,000,000      895,911       3.00
     Balances, December 31, 2002          -            -  $       -


NOTE  7  -     WARRANTS

     The Company applies SFAS No. 123 for warrants issued, which requires the Company to estimate the fair value of each warrant issued at the grant date by using the Black - Scholes pricing model.

     On April 17, 2001, the Company issued warrants to purchase 250,000 shares of common stock at $.18 per share. The warrants issued were for a term of 11 months and expired in March 2002. The fair value of the warrants were determined using the Black-Scholes pricing model with the following assumptions: stock price at grant date of $.14, risk free rate of 4.5%, warrant life of 1 year, volatility of 2.5% with no dividend yield. No compensation expense was recorded during 2001 for this issuance.

     On July 17, 2001, the Company issued warrants to purchase 250,000 shares of common stock at $.05 per share. The warrants issued were for a term of 11 months and expired in June 2002. The fair value of the warrants were determined using the Black-Scholes pricing model with the following assumptions: stock price at grant date of $.03, risk free rate of 4.5%, warrant life of 1 year, volatility of 3.2% with no dividend yield. No compensation expense was recorded during 2001 for this issuance.

     On October 17, 2001, the Company issued warrants to purchase 250,000 shares of common stock at $.03 per share. The warrants issued were for a term of 11 months and expired in June 2002. The fair value of the warrants were determined using the Black-Scholes pricing model with the following assumptions: stock price at grant date of $.04, risk free rate of 4.5%, warrant life of 1 year, volatility of 1% with no dividend yield. No compensation expense was recorded during 2001 for this issuance.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE  7  -     WARRANTS  (Continued)

     During 2001, the Company issued warrants to purchase 600,000 shares of common stock at an exercise price of $1.10 per share. The warrants issued are for a term of 5 years and expire in 2005. No compensation expense was recorded in 2001. The fair value of the warrants were determined using the Black - Scholes pricing model with the following assumptions: stock price at grant rate $0.3, risk free rate of 4.5%, warrant life of 5 years, volatility of 2% with no dividend yield.

     The  following  summarizes  the  warrant  activity  for  2002:

     Warrants outstanding at January 1, 2001       1,975,000
     Warrants granted                                      -
     Warrants expired                              1,375,000
     Warrants exercised                                    -
                                                  ----------
     Warrants outstanding at December 31, 2002       600,000
                                                  ==========

     Weighted average exercise price of warrants
       outstanding at December 31, 2002           $     1.10
                                                  ==========

                                  Number of      Weighted
                                  Warrants        Average    Weighted
                               Outstanding at    Remaining   Average
                                December 31,    Contractual  Exercise
     Range of Exercise Prices       2002           Life       Price
     ------------------------  ---------------  -----------  --------
     $                   1.10          600,000         0.60     $1.10

NOTE  8  -  STOCK  OPTIONS  -  NON-EMPLOYEE

     During 2000, the Company granted 392,500 stock options to an employee pursuant to a termination agreement. The terminated employee is not covered under the employee stock option plan. The stock options are exercisable at $3 per share and are exercisable from September 29, 2001 through September 29, 2007. No options were exercised during 2002.

NOTE  9  -  DISCONTINUED  OPERATIONS

     The loss from discontinued operations includes the results of all operations through the measurement date of October 18, 2002. The gains from disposal of discontinued operations include the results of operations realized from measurement date through December 31, 2002. Since the Company has discontinued all operations, all of the assets and liabilities on the balance sheet at December 31, 2002 are applicable to the discontinued operations. The Company will recognize a gain or loss on the disposition of the assets and liabilities after the final settlement of the Chapter 11 bankruptcy proceedings.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE  10  -  GOING  CONCERN

     The Accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company filed Chapter 11 protection under the U.S. Bankruptcy Code on September 11, 2002. Subsequent to September 11, 2002, the Company sold all their operating assets on October 18, 2002. Management is currently seeking to sell the public shell to an active business. Unless the Company finds a buyer for the public shell it will cease to exist. Pursuant to the bankruptcy filing, the creditor's committee can determine how long the Company will have to search for a buyer of the public shell. To date, no potential buyer has made an offer. All proceeds from the sale of the operating assets and the potential sale of the public shell will be distributed to the creditors of the Company. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)  Worldwide  Wireless  Networks,  Inc.

  By:          /S/
     ---------------------------
     Jerry  Collazo
     President

Date:     March  28,  2003

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature                      Title                          Date
------------------------------------------------------------------


     /S/
--------------------
Jerry  Collazo               Director                 March  28,  2003

                                 CERTIFICATIONS
                                 --------------
            AS ADOPTED PURSUANT TO OF THE SARBANES-OXLEY ACT OF 2002
            --------------------------------------------------------

I,  Jerry  Collazo,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Worldwide Wireless Networks, Inc/

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  28,  2003
        /S/
-------------------------
Jerry  Collazo
Acting  Chief  Executive  Officer  and  Chief  Financial  Officer