Form 10QSB
period 2003-03-31
WORLDWIDE WIRELESS NETWORKS INC
filed 2003-05-06
CIK 1095821

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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

As of March 31, 2003, there were 43,555,358 shares of the registrant's Common Stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

The registrant represents that the Consolidated Financial Statements furnished herein have been reviewed by Chisholm & Associates, the Company's independent auditors, and prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that such Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Worldwide Wireless Networks, Inc. and its subsidiaries (the "Company") as of March 31, 2003, and the results of its operations and its cash flows for the three months then ended.

NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS On September 11, 2002, the company filed a petition for protection under Chapter 11 of the United States Bankruptcy code in the U.S. Bankruptcy Court for the Central District of California. This allows Worldwide Wireless Networks, Inc to continue to operate while a plan of reorganization is finalized. On October 16, 2002 a motion was filed with court for an emergency sale of the company's assets to protect their value. The motion was approved on October 16, 2002. The sale was completed on October 18, 2002. On this date the Company sold all of its operating assets. The Company is currently seeking a buyer for the public shell. Management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the company's creditors whose claims of approximately $5,725,000 appear to exceed the company's potential resources from the sale of it's operating assets and public shell. If a buyer for the public shell is not negotiated within the near future, creditors may force a liquidation of the Company, thereby extinguishing any value for shareholders. Even if a buyer for the shell is negotiated the outcome for current shareholders may still eliminate their continuing equity interest. All discussions regarding the financial condition and results of operations should be read in conjunction with this notice of sale of the operating assets on October 18, 2002.

As of March 21, 2003, the company is working on a plan of reorganization to present to the U.S. Bankruptcy Court. All adjustments, if any, which may be required as a result of the approval of such a plan of reorganization, have been deferred until such time as the plan is confirmed and any such adjustments become known. Such adjustments may be material and affect the future existence of the company.

                        WORLDWIDE WIRELESS NETWORKS, INC.


                        Consolidated Financial Statements

                                 March 31, 2003

                        Worldwide Wireless Networks, Inc.

                          (Development Stage Company)

                          Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                            March 31, 2003   December 31, 2002
                                            ---------------  ------------------
                                              (Unaudited)
CURRENT ASSETS

Restricted Cash                             $       474,154  $          513,734

Accounts Receivable                                   1,235               3,082


                                            ---------------  ------------------

   Total Current Assets                             475,389             516,816
                                            ---------------  ------------------

OTHER ASSETS

Deposits                                              2,515               2,515
                                            ---------------  ------------------
                                                      2,515               2,515
   Total Other Assets
                                            ---------------  ------------------
TOTAL ASSETS                                $       477,904  $          519,331
                                            ===============  ==================

                              Worldwide Wireless Networks, Inc.
                                (Development Stage Company)
                                Consolidated Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                      March 31, 2003    December 31, 2002
                                                     ----------------  -------------------
                                                        (Unaudited)
CURRENT LIABILITIES

Accounts Payable                                           1,136,356            1,131,437
Accrued Expenses                                           1,516,490            1,516,490
Lines of Credit                                               50,304               50.304
Current Portion of Long Term Liabilities                   3,028,583            3,028,583
                                                     ----------------  -------------------

   Total Current Liabilities                               5,731,733            5,726,814
                                                     ----------------  -------------------

LONG TERM LIABILITIES

Notes Payable                                              2,425,053            2,352,053
Notes Payable - Related Party                                      0               73,000
Convertible Debentures                                       603,530              603,530
                                                     ----------------  -------------------
Less Current Portion                                      (3,028,583)          (3,028,583)
                                                     ----------------  -------------------

   Total Long Term Liabilities                                     0                    0
                                                     ----------------  -------------------

TOTAL LIABILITIES                                          5,731,733            5,726,814
                                                     ----------------  -------------------

STOCKHOLDERS' EQUITY

Common Stock, 50,000,000 Shares of $.001 Par Value
   Authorized, 43,555,358 Shares
   Issued and Outstanding                                     43,556               43,556
Additional Paid In Capital                                 6,167,285            6,167,285
Retained Earnings (Deficit)                              (11,464,670)         (11,418,324)
                                                     ----------------  -------------------

   Total Stockholders' Equity                             (5,253,829)          (5,207,483)
                                                     ----------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $       477,904   $          519,331
                                                     ================  ===================

                                  Worldwide Wireless Networks, Inc
                                    (Development Stage Company)
                                Consolidated Statements of Operations


                                                         (Unaudited)
                                                                         From Inception of Development
                                                                           Stage on January 1, 2003
                                                      2003          2002       To March 31, 2003
                                                  ------------  ------------  -------------------
SALES                                             $         -   $         -   $                -

COST OF GOODS SOLD                                          -             -                    -

GROSS PROFIT                                                -             -                    -


OPERATING EXPENSES
  General And Administrative Expenses                  17,116             -               17,116
  Sales
TOTAL OPERATING EXPENSES                               17,116             -               17,116

OPERATING INCOME (LOSS)                               (17,116)            -              (17,116)

OTHER INCOME AND (EXPENSE)
  Interest Income                                       1,258             -                1,258
TOTAL OTHER INCOME AND (EXPENSE)                        1,258             -                1,258

NET INCOME (LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES                   (15,858)            -              (15,858)

DISCONTINUED OPERATIONS
  Gain (Loss) from Discontinued Operations
     (Net of Income Tax Benefit of $-0-)             (413,449)
  Gain  (Loss) from Disposal (Net of Income Tax
     Benefit of $-0-)                                 (30,488)            -              (30,488)
TOTAL GAIN (LOSS) FROM DISCONTINUED
          OPERATIONS                                  (30,488)     (413,449)             (30,488)

NET INCOME (LOSS)                                    ($46,346)    ($413,449)            ($46,346)
                                                  ============  ============  ===================

NET INCOME (LOSS) PER SHARE                            ($0.00)       ($0.01)              ($0.00)
                                                  ============  ============  ===================

WEIGHTED AVER NUMBER OF
     COMMON SHARES                                 43,555,358    43,555,358           43,555,358

                        Worldwide Wireless Networks, Inc.
                          (Development Stage Company)
                      Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                                  (Unaudited)

                                                                         From Inception of Development
                                                                           Stage on January 1, 2003
                                                         2003        2002      To March 31, 2003
                                                      ----------  ----------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) From Continuing operations           ($15,858)                        ($15,858)
Net Income (Loss) from Discontinued Operations          (30,488)   (413,449)             (30,488)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
     Depreciation and Amortization                            -     160,516                    -
     Bad Debt                                                 -       1,456                    -
     Loss on Investment                                       -      75,000                    -
  Changes in Asset and Liabilities
  (Increase) Decrease in Current Assets:
     Accounts Receivable                                  1,847     (23,183)               1,847
     Inventory                                                -      (2,413)                   -
     Unearned Revenue                                         -      27,249                    -
  Increase (Decrease) in Current Liabilities:
     Accounts Payable and Accrued Expenses                4,919    (157,028)               4,919
     Accrued Expenses
     Unearned Revenue                                                 7,227
                                                      ----------  ----------  -------------------

Net Cash Provided (Used) by Operating Activities        (39,580)   (324,625)             (39,580)
                                                      ----------  ----------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                          -     (16,315)                   -
  Net Cash (to) from Deposits                                 -        (114)                   -
                                                      ----------  ----------  -------------------

Net Cash Provided (Used) by Investing Activities              -     (16,429)                   -
                                                      ----------  ----------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Debt Financing                                -     349,182                    -
  Principal Payments on Debt Financing                        -     (33,210)                   -
  Transfer of Assets to inventory
  Increase (Decrease) on Lines on Credit                      -      (1,569)                   -
                                                      ----------  ----------  -------------------

Net Cash Provided (Used) by Financing Activities              -     314,403                    -
                                                      ----------  ----------  -------------------

Net Increase (Decrease) in Cash and Cash Equivalents    (39,580)    (26,651)             (39,580)
                                                      ----------  ----------  -------------------

Cash and Cash Equivalents                               513,734      52,383              513,734
  Beginning
                                                      ----------  ----------  -------------------

  Ending                                              $ 474,154   $  25,732   $          474,154
                                                      ==========  ==========  ===================
Supplemental Cash Flow Information
  Cash paid for Interest                                      -       4,424                    -
  Cash paid for Income Taxes                                800           -                  800

                        Worldwide Wireless Networks, Inc.
                           (Development State Company)
                 Notes to the Consolidated Financial Statements
                                 March 31, 2003

GENERAL
-------

Worldwide Wireless Networks, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2002.

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

DISCONTINUED  OPERATIONS
------------------------

As of March 31, 2003, the Company is continuing thru the chapter 11 bankruptcy proceedings. A loss has been recognized for discontinued operations for those expenses that are attributable to the bankruptcy.

..DEVELOPMENT  STAGE  COMPANY
 ---------------------------

As of January 1, 2003, the Company is in the development stage as defined in Financial Accounting Standards Board Statement Number 7. The Company's management is concentrating substantially all of their efforts on finding an operating company to merge with in order to generate revenues.

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

NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS On September 11, 2002, the company filed a petition for protection under Chapter 11 of the United States Bankruptcy code in the US Bankruptcy Court for the Central District of California. This allows Worldwide Wireless Networks, Inc to continue to operate while a plan of reorganization is finalized. On October 16, 2002 a motion was filed with court for an emergency sale of the company's assets to protect their value. The motion was approved on October 16, 2002. The sale was completed on October 18, 2002. On this date the Company sold all of its operating assets. The Company is currently seeking a buyer for the public shell. Management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the company's creditors whose claims of approximately $5,725,000 appear to exceed the company's potential resources from the sale of it's operating assets and public shell. If a buyer for the public shell is not negotiated within the near future, creditors may force a liquidation of the Company, thereby extinguishing any value for shareholders. Even if a buyer for the shell is negotiated the outcome for current shareholders may still eliminate their continuing equity interest. All discussions regarding the financial condition and results of operations should be read in conjunction with this notice of sale of the operating assets on October 18, 2002.


GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

CERTAIN DISCUSSIONS FOLLOWING REGARDING THE DESCRIPTION OF THE BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE SALE OF ALL THE OPERATIONAL ASSETS TO NEXTWEB, INC. ON OCTOBER 18, 2002.

Overview.  Worldwide  Wireless  was a networking solutions company that provided
--------
high speed Internet access using our own wireless network. We also provided direct service links, which are connections of a customer's computer network to the Internet via our wireless network, frame relay connections, which are wired connections between a customer's computer network and a router which sends data to the desired end connections, data center services and network consulting. We serviced all sizes of commercial business.

 Large scale commercial operations began in April 1999. As of March 31, 2002, we provided high-speed wireless services to approximately 270 commercial customers and 33 wired frame customers. On October 18, 2002, the date of the sale of operations to NextWeb, Inc. our primary market was Orange County, California, where we operated our high-speed wireless network, which serves approximately 85% of the county. Since our inception, we operated at a net loss, due primarily to our investment in expanding our network coverage and customer acquisition costs. . On September 11, 2002, the company filed a petition with the U.S. Bankruptcy Court for the Central District of California under Chapter 11 seeking protection while a plan of reorganization is formulated. On September 17, 2002, the company signed a definitive agreement with NextWeb, Inc. of Fremont, California for NextWeb to acquire the operating assets of the company and certain liabilities; and filed a motion with the Court for an emergency sale of assets. On October 16, 2002, the Court affirmed the sale to NextWeb, Inc. for $550,000. On October 18, 2002, the Company and NextWeb, Inc. executed all necessary documents to complete the sale with NextWeb, Inc. assuming control at the close of business on October 18, 2002.

Revenues.  We  generated  revenues  primarily  through  the sale of annuity-like
--------
service contracts with customers, the sale of equipment and installation of wireless networks, and network consulting. We recognized revenues when services were completed. The company did not have any revenues from operations for the three months ended March 31, 2003. Our revenues for the three months ended March 31, 2002 were $475,529. Sales of wireless services were $314,725 for the three months ending March 31, 2002, while wired circuit revenue was $111,346 for the three months ended March 31, 2002.

Cost  of  Sales.  Our  cost  of sales consisted of third-party network usage and
---------------
other outsourced service costs; the cost of roof rights; and the cost of equipment sold. Third-party network costs were expensed in the period when services were rendered and are generally proportional to the number of customers. Three were no cost of sales for the three months ended March 31, 2003. Our total cost of sales for goods and services sold for the three months ended March 31, 2002 was $123,930. Gross Profit as a percentage of sales was approximately 74% for the three months ended March 31, 2002.

Sales  and  Marketing.  Sales  and  marketing  expenses included salaries, sales
---------------------
commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party sales agents, marketing and sales support functions. There were no sales and marketing expenses for the three months ended March 31, 2003. For the three months ended March 31, 2002, our sales and marketing expense equaled $38,689.

General  and  Administrative.  General  and  administrative  expenses  included
----------------------------
salaries,  employee  benefits  and  expenses  for  our executive, finance, human resources, and technical staff; repairs, maintenance, and depreciation of network equipment; legal, professional, and other services; and occupancy costs for business premises. Investment in network equipment was related primarily to geographic network expansion and incremental customer installations, which resulted in depreciation expense in future periods. The company did not incur any depreciation expense during the three months ended March 31, 2003 as all property, plant, and equipment was sold to NextWeb, inc. on October 18, 2002 as described below. In addition, general and administrative expenses included fees for professional services and occupancy costs. Our general and administrative expenses were $17,116 attributable to development stage activities and $30,488 attributable to discontinued operations for total expenses of $40,604 for the three months ended march 31, 2003 compared with $547,708 for the three months ended March 31, 2002. This represents a decrease of $507,104, or 93%, for the three months ended March 31, 2003. The decrease in general and administrative expense for the three months ended March 31, 2003 is attributable to the sale of the operating assets and transferring all employees but one to NextWeb, Inc. on October 18, 2002. As part of the sales agreement, the company is using limited office space at its former administrative offices without charge until completion of the bankruptcy proceedings. The company's sole remaining employee is its Chief Executive Officer who is working on the sale of the company shell and concluding activities regarding the bankruptcy. The company expects to finalize the bankruptcy proceedings within nine months. General and administrative expenses are expected to remain relatively constant for the near term.

Interest  Expense.  Interest  expense consists primarily of interest accrued for
-----------------
notes payable. The company did not incur any interest expense for the three months ended March 31, 2003 as all liabilities are subject to the Bankruptcy proceeding and no interest past September 11, 2002 (the date of the filing of the chapter 11 petition) is being accrued. Interest expanse was $103,765 for the three months ended March 31, 2002.

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

We had taken an other-than-temporary loss of $1,125,000 on our original investment in Bridge Technology of $1,200,000, of which $75,000 was recorded on our first quarter 2002 financial statements. During 2002 the stock representing this investment was pledged to and control surrendered to a note payable holder. The transaction was recorded as an exchange of a note payable of $45,000 (the current value) for the company's investment in bridge Technology.

LIQUIDITY  AND  CAPITAL  RESOURCES.

Since Worldwide Wireless Networks, Inc.'s inception, we financed our operations primarily through the private placement of equity securities, loans, leasing arrangements and cash-flow from operations. As of March 31, 2003, cash reserves totaled $474,154 and is classified as restricted because it can only be used for purposes approved by the U.S. Bankruptcy Trustee. Other current assets of $1,235 are Accounts Receivable which management believe are collectible. As of March 31, 2002, cash reserves total $25,732 and total current assets totaled $209,580.

Our current liabilities as of March 31, 2003 were $5,731,733 of which $3,028,583 accounted for the current portions of our long-term liabilities, and $26,067 is attributable to current accounts payable. Additional accounts payable of $1,110,289 were incurred before filing the chapter 11 bankruptcy proceeding and are subject to the reorganization plan. As of March 31, 2002, total current liabilities were $4,666,482 of which $2,230,456 accounted for the current portion of our long-term liabilities, and $1,065,259 is attributable to current accounts payable. All long-term liabilities are in default.

As of March 31, 2003, the company did not have any commitments for office, roof-rights payments, or equipment leases. All lease obligations were either assumed by NextWeb, Inc. as part of the sale of assets on October 18, 2002 or are included in the bankruptcy proceeding.

Net cash used to fund our operating activities for the three months ended March 31, 2003 was $39,580, compared to $324,625 in funds utilized by operating activities for the three months ended March 31, 2002. Net cash used for operating activities consisted primarily of expenses related to the bankruptcy proceeding of $30,488 and other general and administrative expenses related to primarily maintaining the public status in good standing to enhance its value to potential purchasers.

The company did not generate any cash from financing activities during the three months ended March 31, 2003. Net cash provided by our financing activities was $314,403 for the three months ended March 31, 2002. Net cash provided by financing activities for the first quarter of 2002 was attributable to issuing notes for certain accounts payable.

Our net loss for the three months ended March 31, 2003 totaled $46,346 or $0.00 per share, compared to $413,449 or $0.01 per share for the three months ended March 31, 2002.

MANAGEMENT PLAN.
---------------

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

The only remaining non-cash assets of the company are the publicly registered entity and rights to collect accounts receivable existing as of October 18, 2002, the date of sale to NextWeb, Inc. including accounts previously charged off as uncollectible and placed for legal action

RECENT  DEVELOPMENTS
--------------------

Eyson  Corporation
------------------

On January 1, 2002 Worldwide Wireless Networks went into default on a series of secured promissory notes with Esyon Corporation. Beginning on December 28, 2000 through April 2, 2001 Esyon Corporation loaned us a cumulative total of $487,000 under a series of secured promissory notes bearing interest at 10% per annum. The promissory notes became due on January 1, 2002. As of January 1, 2002, we are in default on the principal and interest in the amount of $531,820, which indebtedness exceeds 5% of our total assets. On April 30, 2002, Esyon filed suit in Superior Court of Los Angeles County, California, seeking damages of $525,000 plus interest for breach of promissory note. We filed an answer to the complaint and filed a cross-complaint on August 1, 2002, seeking damages of $475,000 for breach of contract. As of the date of this filing, a trial date has not been set. Further action has been stayed by the U.S. Bankruptcy court.

Feldhake,  August  &  Roquemore  LLP
------------------------------------

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

Massachusetts Mutual Life Insurance Company
-------------------------------------------

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

CERTAIN DISCUSSIONS FOLLOWING REGARDING THE DESCRIPTION OF THE BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE SALE OF ALL THE OPERATIONAL ASSETS TO NEXTWEB, INC. ON OCTOBER 18, 2002.

Except as disclosed below, we were not involved in any material pending legal proceedings, other than routine litigation incidental to our business, to which we were a party or of which any of our property was subject:

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

On April 17, 2001, we resolved the dispute through settlement negotiations. In exchange for dismissal of the pending litigation and releases of all claims against all parties, we have agreed to the following: (a) cash payment of $115,000, of which $70,000 was paid by check from persons other than us to PIP and its affiliates, and the remaining balance of $45,000 is payable from us by installments under a promissory note, which is secured by a Stipulated Entry of Judgment for that amount; (b) 400,000 shares of common stock of WWWN to be transferred to PIP and its affiliates; and (c) 1,000,000 warrants for the purchase of 1,000,000 shares of free-trading stock. With respect to the warrants, we were registering for resale only the shares underlying the warrants. As of December 31, 2001, we had issued warrants for the purchase of 750,000 shares of which none have been exercised. As of March 28, 2002, the company had paid $15,000 of the balance due with respect to the Stipulated Entry of Judgment. The balance of the Stipulated Judgment is included in the chapter 11 bankruptcy proceeding.

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

On July 9, 2002 a verdict for $336,236 was entered against Worldwide Wireless Networks, Inc., additionally, Worldwide Wireless Networks, Inc. received a verdict for $1,897 against 1st Universe. Worldwide Wireless Networks, Inc. filed an objection to the proposed judgment on July 29, 2002 with the Superior
Court of Orange County, California. As of the date of this filing, a date to hear the objection has not been set. Further action has been stayed by the bankruptcy court.

Esyon  Corporation
------------------

On April 30, 2002, Esyon Corporation filed a lawsuit in the Superior Court of Los Angeles County, California, seeking damages of $525,000 plus interest for breach of promissory note. We filed an answer to the complaint and filed a cross-complaint on August 1, 2002, seeking damages of $475,000 for breach of contract. As of the date of this filing, a trial date has not been set. Further action has been stayed by the U.S. Bankruptcy court.

Haseko  Corporation
-------------------

On May 24, 2002, Haseko Corporation filed a lawsuit in the Superior Court of Los Angeles County, California, seeking damages of $32,137 for a breach of lease. We filed an answer to the complaint denying all allegations. As of the date of this filing, a trial date has not been set. Further action has been stayed by the U.S. Bankruptcy court

Bankruptcy Filing and Sale of Assets.
------------------------------------

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

The company is under the general supervision of the Office of the United States Trustee for the Central District of California. The Trustee must approve any transactions outside the ordinary course of business. The day to day operations of the company are under the control of the officer of the company as the Debtor in Possession. Monthly operating and cash flow reports must be submitted to the U.S. Trustee.

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

None

ITEM  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     EXHIBIT
     NUMBER                    DESCRIPTION
     --------                  -----------
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

     10.16(2)  Share Purchase Agreement, dated March 30, 2001, between Worldwide
               Wireless and Universal Business Insurance, Inc.

     10.17(2)  Settlement Agreement, dated April 17, 2001, between Worldwide
               Wireless and Pacific Industrial Partners

     10.18(2)  Share Purchase Agreement, dated April 23, 2001, between Worldwide
               Wireless and Feldhake, August & Roquemore LLP

     10.19(3)  Letter of Intent, dated December 28, 2000, between Esyon Corporation and Worldwide Wireless

     23.1*     Consent of Independent Public Accountants dated May 5, 2003 for quarterly financial statements ended March 31, 2003

     99.1*     Certification of Chief Executive Officer and Chief Financial Officer Pursuant to
               18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
               of 2002.


     99.2*     Certification of Chief Executive Officer and Chief Financial Officer Pursuant to
               15 U.S.C. Section 78m(a) or 78o(d), As Adopted Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

               (1)  Previously filed with Form SB-2/A dated March 16, 2001
               (2)  Previously filed with Form SB-2/A dated April 24, 2001
               (3)  Previously filed with Form SB-2/A dated May 7, 2001
               *    Filed herewith



Reports  on  Form  8-K.
----------------------

     Form 8-K filed November 12, 2002 reporting the filing of a Chapter 11 Bankruptcy petition in the U.S. bankruptcy Court for the Central District of California

     Form 8-K filed November 12, 2002 reporting the sale of substantially all the operating assets of the company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE WIRELESS NETWORKS, INC.


Date: May 5, 2003



        /s/
---------------------
Jerry Collazo
President and Chief Executive Officer