Form 10QSB
period 2003-06-30
WORLDWIDE WIRELESS NETWORKS INC
filed 2003-08-14
CIK 1095821

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    --

As of June 30, 2003, there were 43,555,358 shares of the registrant's Common Stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

The registrant represents that the Consolidated Financial Statements furnished herein have been reviewed by Chisholm & Associates, the Company's independent auditors, and prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that such Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Worldwide Wireless Networks, Inc. and its subsidiaries (the "Company") as of June 30, 2003, and the results of its operations and its cash flows for the six months then ended.

NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS On September 11, 2002, the company filed a petition for protection under Chapter 11 of the United States Bankruptcy code in the U.S. Bankruptcy Court for the Central District of California. This allows Worldwide Wireless Networks, Inc to continue to operate while a plan of reorganization is finalized. On October 16, 2002 a motion was filed with the court for an emergency sale of the company's assets to protect their value. The motion was approved on October 16, 2002. The sale was completed on October 18, 2002. On this date the Company sold all of its operating assets. Worldwide Wireless Networks, Inc has also been seeking a buyer for the public shell without success. On July 30, 2003, the Company issued a press release and an 8K of its intent to liquidate the public shell as no party was able to provide an offer that was considered viable to the creditor's committee. Until the liquidation plans are approved the Company will continue to evaluate offers for the public shell that may arise. Whether the public shell is sold or not, management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the company's creditors whose claims of approximately $5,725,000 appear to exceed the company's potential resources from the sale of it's operating assets and public shell. If a buyer for the public shell is not negotiated within the near future, creditors may force a liquidation of the Company, thereby extinguishing any value for shareholders. In addition, even if a buyer for the shell is negotiated the outcome for current shareholders may still eliminate their continuing equity interest. All discussions regarding the financial condition and results of operations should be read in conjunction with this notice of sale of the operating assets on October 18, 2002.

As of June 30, 2003, the company is working on a plan of reorganization to present to the U.S. Bankruptcy Court. All adjustments, if any, which may be required as a result of the approval of such a plan of reorganization, have been deferred until such time as the plan is confirmed and any such adjustments become known. Such adjustments may be material and affect the future existence of the company.

                        WORLDWIDE WIRELESS NETWORKS, INC.


                        Consolidated Financial Statements

                                  June 30, 2003

                        Worldwide Wireless Networks, Inc.
                          (Development Stage Company)
                          Consolidated Balance Sheets


                                    ASSETS
                                    ------

                                          June 30, 2003   December 31, 2002
                                         ---------------  ------------------
                                           (Unaudited)
CURRENT ASSETS

Restricted Cash                          $       426,008  $          513,734
Accounts Receivable                                                    3,082
                                         ---------------  ------------------

  Total Current Assets                           426,008             516,816
                                         ---------------  ------------------

OTHER ASSETS

Deposits                                           2,515               2,515
                                         ---------------  ------------------

  Total Other Assets                               2,515               2,515
                                         ---------------  ------------------

TOTAL ASSETS                             $       428,523  $          519,331
                                         ===============  ==================

                        Worldwide Wireless Networks, Inc.
                          (Development Stage Company)
                          Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                     June 30, 2003    December 31, 2002
                                                    ---------------  -------------------
                                                      (Unaudited)
CURRENT LIABILITIES

Liabilities from Discontinued Operations                 5,752,287            5,726,814
                                                    ---------------  -------------------

    Total Current Liabilities                            5,752,287            5,726,814
                                                    ---------------  -------------------


STOCKHOLDERS' EQUITY

Common Stock, 50,000,000 Shares of $.001 Par Value
    Authorized,  43,555,358  Shares Issued and
    Outstanding                                             43,556               43,556
Additional Paid In Capital                               6,167,285            6,167,285
Retained Earnings                                      (11,534,605)         (11,418,324)
                                                    ---------------  -------------------

   Total Stockholders' Equity                           (5,323,764)          (5,207,483)
                                                    ---------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $      428,523   $          519,331
                                                    ===============  ===================

                                          Worldwide Wireless Networks, Inc.
                                            (Development Stage Company)
                                        Consolidated Statements of Operations
                                                    (Unaudited)

                                                                                                            From Inception of
                                                                                                            Development Stage
                                                                                                                    on
                                                                                                               January  1,
                                                Three Months Ended June 30,        Six Months Ended June 30,     2003 to
                                              ---------------------------------  ----------------------------    June 30,
                                                    2003             2002             2003           2002          2003
                                              ----------------  ---------------  --------------  ------------  ------------
SALES                                         $             -   $            -   $           -   $         -   $         -



COST OF GOODS SOLD                                          -                -               -             -             -
                                              ----------------  ---------------  --------------  ------------  ------------

GROSS PROFIT                                                -                -               -             -             -
                                              ----------------  ---------------  --------------  ------------  ------------


OPERATING EXPENSES

  General And Administrative Expenses                 (23,410)                         (40,526)                    (40,526)
  Sales
                                              ----------------  ---------------  --------------  ------------  ------------
TOTAL OPERATING EXPENSES                              (23,410)                         (40,526)                    (40,526)
                                              ----------------  ---------------  --------------  ------------  ------------

OPERATING INCOME                                      (23,410)                         (40,526)                    (40,526)
                                              ----------------  ---------------  --------------  ------------  ------------

OTHER INCOME AND (EXPENSE)
  Interest Income                                       1,182                            2,440                       2,440
                                              ----------------  ---------------  --------------  ------------  ------------

TOTAL OTHER INCOME AND (EXPENSE)                        1,182                            2,440                       2,440
                                              ----------------  ---------------  --------------  ------------  ------------

DISCOUNTINUED OPERATIONS
  Gain (Loss) from Discontinued
      Operations
      (Net of Income Tax Benefits of $-0-)                            (438,844}                     (825,293)
  Gain (Loss) from Disposal of Discontinued
     Operations
      (Net of Income Tax Benefits of $-0-)            (47,707)                         (78,195)                    (78,195)
                                              ----------------  ---------------  --------------  ------------  ------------

TOTAL GAIN (LOSS) FROM
    DISCONTINUED OPERATIONS                           (47,707)        (438,844)        (78,195)     (852,293)      (78,195)
                                              ----------------  ---------------  --------------  ------------  ------------


NET INCOME (LOSS)                                    ($69,935)        (438,844)      ($116,281)    ($852,293)    ($116,281)
                                              ================  ===============  ==============  ============  ============

NET INCOME (LOSS) PER SHARE                            ($0.00)          ($0.01)         ($0.00)       ($0.01)       ($0.00)
                                              ================  ===============  ==============  ============  ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                    43,555,358       43,555,358      43,555,358    43,555,358    43,555,358
                                              ================  ===============  ==============  ============  ============

                        Worldwide Wireless Networks, Inc.
                          (Development Stage Company)
                      Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30,
                                  (Unaudited)


                                                                              From Inception of
                                                                              Development Stage
                                                                                     on
                                                                              January 1, 2003 to
                                                         2003        2002       June 30, 2003
                                                      ----------  -----------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) From Continuing Operations           ($38,086)                     ($38,086)
Net Income (Loss) From Discontinued Operations          (78,195)   ($852,293)         (78,195)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
     Depreciation and Amortization                                   247,090
     Bad Debt                                                         (4,031)
     Loss on Investment                                              105,000
  Changes in Asset and Liabilities
  (Increase) Decrease in Current Assets:
     Accounts Receivable                                  3,082       34,435            3,082
     Inventory                                                        52,155
     Prepaid Expenses                                                 18,680
  Increase (Decrease) in Current Liabilities:
     Accounts Payable and Accrued Expenses               25,473      122,755           25,473
     Unearned Revenue                                                 (6,909)
                                                      ----------  -----------  ---------------

Net Cash Provided (Used) by Operating Activities        (87,726)    (269,300)         (87,726)
                                                      ----------  -----------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                                 (38,648)
  Net Cash (to) from Deposits                                          2,621
                                                      ----------  -----------  ---------------

Net Cash Provided (Used) by Investing Activities                     (36,027)
                                                      ----------  -----------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Debt Financing                                       349,182
  Principal Payments on Debt Financing                               (83,548)
  Transfer of Assets to inventory
  Increase (Decrease) in line of Credit                               (2,929)
                                                      ----------  -----------  ---------------

Net Cash Provided (Used) by Financing Activities                     262,705
                                                      ----------  -----------  ---------------

Net Increase (Decrease) in Cash and Cash Equivalents    (87,726)     (42,622)         (87,726)
                                                      ----------  -----------  ---------------

Cash and Cash Equivalents
  Beginning                                             513,734       52,383          513,734
                                                      ----------  -----------  ---------------

  Ending                                              $ 426,008   $    9,761   $      426,008
                                                      ==========  ===========  ===============

Supplemental Cash Flow Information
  Cash paid for Interest                                           $  13,524
  Cash paid for Income Taxes                          $     800   $        0   $          800
Non-cash Financing Transactions:
  Assets Pledged to  Retire Long Term Liabilities                  $  45,000

                        Worldwide Wireless Networks, Inc.
                           (Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2003

GENERAL
-------

Worldwide Wireless Networks, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2002.

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

DISCONTINUED  OPERATIONS
------------------------

As of June 30, 2003, the Company is continuing thru the chapter 11 bankruptcy proceedings. A loss has been recognized for discontinued operations for those expenses that are attributable to the bankruptcy.


LIABILITIES  FROM  DISCONTINUED  OPERATIONS
-------------------------------------------

                                                     June 30, 2003   December 31, 2002
                                                    ---------------  ------------------
                                                      (Unaudited)
Accounts Payable                                    $     1,156,910  $        1,131,437
Accrued Expenses                                          1,516,490           1,516,490
Lines of Credit                                              50,304              50,304
Notes Payable                                             2,425,053           2,425,053
Convertible Debentures                                      603,530             603,530
                                                    ---------------  ------------------

   Total  Liabilities From Discontinued Operations        5,752,287           5,726,814
                                                    ===============  ==================


DEVELOPMENT  STAGE  COMPANY
---------------------------

As of January 1, 2003, the Company is in the development stage as defined in Financial Accounting Standards Board Statement Number 7. The Company's
management  is expending   efforts on finding an operating company to merge with
in  order  to  generate  revenues.

                        Worldwide Wireless Networks, Inc.
                          (Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  June 30, 2003

SUBSEQUENT  EVENT
-----------------

The Company has been seeking a buyer for the public shell without success. On July 30, 2003, the Company issued a press release and an 8K of its intent to liquidate the public shell as no party was able to provide an offer that was considered viable to the creditor's committee. Until the liquidation plans are approved the Company will continue to evaluate offers for the public shell that may arise. These financial statements do not include any adjustments for the potential liquidation of the Company.

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

NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS On September 11, 2002, the company filed a petition for protection under Chapter 11 of the United States Bankruptcy code in the US Bankruptcy Court for the Central District of California. This allows Worldwide Wireless Networks, Inc to continue to operate while a plan of reorganization is finalized. On October 16, 2002 a motion was filed with court for an emergency sale of the company's assets to protect their value. The motion was approved on October 16, 2002. The sale was completed on October 18, 2002. On this date the Company sold all of its operating assets. Worldwide Wireless Networks, Inc has also been seeking a buyer for the public shell without success. On July 30, 2003, the Company issued a press release and an 8K of its intent to liquidate the public shell as no party was able to provide an offer that was considered viable to the creditor's committee. Until the liquidation plans are approved the Company will continue to evaluate offers for the public shell that may arise. Whether the public shell is sold or not, management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the company's creditors whose claims of approximately $5,725,000 appear to exceed the company's potential resources from the sale of it's operating assets and public shell. If a buyer for the public shell is not negotiated within the near future, creditors may force a liquidation of the Company, thereby extinguishing any value for shareholders. In addition, even if a buyer for the shell is negotiated the outcome for current shareholders may still eliminate their continuing equity interest. All discussions regarding the financial condition and results of operations should be read in conjunction with this notice of sale of the operating assets on October 18, 2002.

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

Large scale commercial operations began in April 1999. As of June 30, 2003, the company had no continuing operations; as of June 30, 2002, we provided high-speed wireless services to approximately 251 commercial customers and 41 wired frame customers. On October 18, 2002, the date of the sale of operations to NextWeb, Inc. our primary market was Orange County, California, where we operated our high-speed wireless network, which serves approximately 85% of the county. Since our inception, we operated at a net loss, due primarily to our investment in expanding our network coverage and customer acquisition costs. . On September 11, 2002, the company filed a petition with the U.S. Bankruptcy Court for the Central District of California under Chapter 11 seeking protection while a plan of reorganization is formulated. On September 17, 2002, the company signed a definitive agreement with NextWeb, Inc. of Fremont, California for NextWeb to acquire the operating assets of the company and certain liabilities; and filed a motion with the Court for an emergency sale of assets. On October 16, 2002, the Court affirmed the sale to NextWeb, Inc. for $550,000. On October 18, 2002, the Company and NextWeb, Inc. executed all necessary documents to complete the sale with NextWeb, Inc. assuming control at the close of business on October 18, 2002.

Revenues.  We  generated  revenues  primarily  through  the sale of annuity-like
--------
service contracts with customers, the sale of equipment and installation of wireless networks, and network consulting. We recognized revenues when services were completed. The company did not have any revenues from operations for the six months ended June 30, 2003. Our revenues for the six months ended June 30, 2002 were $930,026. Sales of wireless services were $625,080 for the six months ending June 30, 2002, while wired circuit revenue was $211,655 for the six months ended June 30, 2002.

Cost  of  Sales.  Our  cost  of sales consisted of third-party network usage and
---------------
other outsourced service costs; the cost of roof rights; and the cost of equipment sold. Third-party network costs were expensed in the period when services were rendered and were generally proportional to the number of customers. Three were no cost of sales for the six months ended June 30, 2003.

Our total cost of sales for goods and services sold for the six months ended June 30, 2002 was $265,815. Gross Profit as a percentage of sales was approximately 71% for the six months ended June 30, 2002.

Sales  and  Marketing.  Sales  and  marketing  expenses included salaries, sales
---------------------
commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party sales agents, marketing and sales support functions. There were no sales and marketing expenses for the six months ended June 30, 2003. For the six months ended June 30, 2002, our sales and marketing expense equaled $85,676.

General  and  Administrative.  General  and  administrative  expenses  included
----------------------------
salaries,  employee  benefits  and  expenses  for  our executive, finance, human resources, and technical staff; repairs, maintenance, and depreciation of network equipment; legal, professional, and other services; and occupancy costs for business premises. Investment in network equipment was related primarily to geographic network expansion and incremental customer installations, which resulted in depreciation expense in future periods. The company did not incur any depreciation expense during the six months ended June30, 2003 as all property, plant, and equipment was sold to NextWeb, inc. on October 18, 2002 as described below. In addition, general and administrative expenses included fees for professional services and occupancy costs. Our general and administrative expenses were $40,526 attributable to development stage activities and $78,195 attributable to discontinued operations for total expenses of $118,721 for the six months ended June 30, 2003 compared with $1,114,165 for the six months ended June 30, 2002. This represents a decrease of $995,444, or 89%, for the six months ended June 30, 2003. The decrease in general and administrative expense for the six months ended June 30, 2003 is attributable to the sale of the operating assets and transferring all employees but one to NextWeb, Inc. on October 18, 2002. As part of the sales agreement, the company is using limited office space at its former administrative offices without charge until completion of the bankruptcy proceedings. The company's sole remaining employee is its Chief Executive Officer who is working on the sale of the company shell and concluding activities regarding the bankruptcy. The company expects to finalize the bankruptcy proceedings within nine months. General and administrative expenses are expected to remain relatively constant for the near term.

Interest  Expense.  Interest  expense consists primarily of interest accrued for
-----------------
notes payable. The company did not incur any interest expense for the six months ended June30, 2003 as all liabilities are subject to the Bankruptcy proceeding and no interest past September 11, 2002 (the date of the filing of the chapter 11 petition) is being accrued. Interest expanse was $213,765 for the six months ended June 30, 2002.

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

We had taken an other-than-temporary loss of $1,155,000 on our original investment in Bridge Technology of $1,200,000, of which $105,000 was recorded on our financial statements for the six months ended June 30, 2002During 2002 the stock representing this investment was pledged to and control surrendered to a note payable holder. The transaction was recorded as an exchange of a note payable of $45,000 (the current value) for the company's investment in bridge Technology.

LIQUIDITY  AND  CAPITAL  RESOURCES.

Since Worldwide Wireless Networks, Inc.'s inception, we financed our operations primarily through the private placement of equity securities, loans, leasing arrangements and cash-flow from operations. As of June 30, 2003, cash reserves totaled $426,008 and is classified as restricted because it can only be used for purposes approved by the U.S. Bankruptcy Trustee. The Company does not have any other current assets. All Accounts Receivable have either been collected or classified as uncollectable. As of June 30, 2002, cash reserves totaled $9,761 and total current assets totaled $95,480 of which $27,053 were Accounts Receivable.

Our current liabilities as of June 30, 2003 were $5,752,287 of which $3,028,583 accounted for the current portions of our long-term liabilities, and $58,742 is attributable to current (post bankruptcy) accounts payable. Additional accounts payable of $1,110,289 were incurred before filing the chapter 11 bankruptcy proceeding and are subject to the reorganization plan. As of June 30, 2002, total current liabilities were $5,739,752 of which $3,025,621 accounted for the current portion of our long-term liabilities, and $1,097,614 is attributable to current accounts payable. All long-term liabilities are in default.

As of June 30, 2003, the company did not have any commitments for office, roof-rights payments, or equipment leases. All lease obligations were either assumed by NextWeb, Inc. as part of the sale of assets on October 18, 2002 or are included in the bankruptcy proceeding.

Net cash used to fund our operating activities for the six months ended June 30, 2003 was $87,726, compared to $269,300 in funds utilized by operating activities for the six months ended June 30, 2002. Net cash used for operating activities consisted primarily of expenses related to the bankruptcy proceeding of $78,195 and other general and administrative expenses related to primarily maintaining the public status in good standing to enhance its value to potential purchasers.

The company did not generate any cash from financing activities during the six months ended June 30, 2003. Net cash provided by our financing activities was $262,702 for the six months ended June 30, 2002. Net cash provided by financing activities for the first quarter of 2002 was attributable to issuing notes for certain accounts payable.

Our net loss for the six months ended June 30, 2003 totaled $116,281 or $0.00 per share, compared to $852,293 or $0.01 per share for the six months ended June 30, 2002.

MANAGEMENT  PLAN.
----------------

On September 11, 2002, the company filed a petition with the U.S. Bankruptcy Court for the Central District of California under Chapter 11 seeking protection while a plan of reorganization is formulated. On September 17, 2002, the company signed a definitive agreement with NextWeb, Inc. of Fremont, California for NextWeb to acquire the operating assets of the company and certain liabilities; and filed a motion with the Court for an emergency sale of assets. On October 16, 2002, the Court affirmed the sale to NextWeb, Inc. for $550,000. On October 18, 2002, the Company and NextWeb, Inc. executed all necessary documents to complete the sale with NextWeb, Inc. assuming control at the close of business on October 18, 2002. The company plans has been pursuing collection of its remaining accounts receivable and attempting to sell the publicly registered entity known as Worldwide Wireless Networks, Inc. to maximize value for creditors and stockholders. On July 30, 2003, the Company issued a press release and an 8K of its intent to liquidate the public shell as no party was able to provide an offer that was considered viable to the creditor's committee. Until the liquidation plans are approved the Company will continue to evaluate offers for the public shell that may arise. Whether the public shell is sold or not, management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the company's creditors whose claims of approximately $5,725,000 appear to exceed the company's potential resources from the sale of it's operating assets and public shell. In addition, even if a buyer for the shell is negotiated the outcome for current shareholders may still eliminate their continuing equity interest. .

We currently do not generate sufficient cash flows to support our current requirements. From the proceeds of the sale to NextWeb, Inc., the company originally invested $440,000 in a short term money market rate account with an FDIC insured commercial bank. The interest earned and the collection of any previously written-off accounts receivable represents the only continuing sources of cash flow available to the company. All cash is restricted to uses approved by the U.S. Bankruptcy Trustee.

The only remaining non-cash assets of the company are the publicly registered entity and rights to collect receivables existing as of October 18, 2002, the date of sale to NextWeb, Inc. which are primarilly accounts previously charged off as uncollectible and placed for legal action

RECENT  DEVELOPMENTS
--------------------

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




Massachusetts  Mutual  Life  Insurance  Company
-----------------------------------------------

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

Haseko  Corporation
-------------------

On May 24, 2002, Haseko Corporation filed a lawsuit in the Superior Court of Los Angeles County, California, seeking damages of $32,137 for a breach of lease. We filed an answer to the complaint denying all allegations. As of the date of this filing, a trial date has not been set. Further action has been stayed by the U.S. Bankruptcy court

Bankruptcy  Filing  and  Sale  of  Assets.
-----------------------------------------

On September 11, 2002, the company filed a petition for protection under Chapter 11 of the United States Bankruptcy code in the US Bankruptcy Court for the Central District of California, case number SA 02-17020 JB. This allows Worldwide Wireless Networks, Inc to continue to operate while a plan of reorganization is finalized. Liabilities subject to the bankruptcy proceeding include approximately $1,131,000 of accounts payable, approximately $1,516,000 of accrued liabilities and approximately $3,078,000 of notes payable including lines of credit. These totals are subject to revision through the Proof of Claim process and further proceedings of the Bankruptcy Court.

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

On October 16, 2002 a motion was filed with court for an emergency sale of the company's assets to protect their value. The motion was approved on October 16, 2002. The sale was completed on October 18, 2002. On this date the Company sold all of its operating assets. Worldwide Wireless Networks, Inc has also been seeking a buyer for the public shell without success. On July 30, 2003, the Company issued a press release and an 8K of its intent to liquidate the public shell as no party was able to provide an offer that was considered viable to the creditor's committee. Until the liquidation plans are approved the Company will continue to evaluate offers for the public shell that may arise. Whether the public shell is sold or not, management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the company's creditors whose claims of approximately $5,725,000 appear to exceed the company's potential resources from the sale of it's operating assets and public shell. In addition, even if a buyer for the shell is negotiated the outcome for current shareholders may still eliminate their continuing equity interest.

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

     10.16(2) Share Purchase Agreement, dated March 30, 2001, between Worldwide Wireless and Universal Business Insurance, Inc.

     10.17(2) Settlement Agreement, dated April 17, 2001, between Worldwide Wireless and Pacific Industrial Partners

     10.18(2) Share Purchase Agreement, dated April 23, 2001, between Worldwide Wireless and Feldhake, August & Roquemore LLP

     10.19(3) Letter of Intent, dated December 28, 2000, between Esyon Corporation and Worldwide Wireless

     23.1* Consent of Independent Public Accountants dated August 13, 2003 for quarterly financial statements ended June30, 2003

     31.1* Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2* Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 15 U.S.C. Section 78m(a) or 78o(d), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


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

     Form 8-K filed July 31, 2003 reporting the Company's intent to file for liquidation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE  WIRELESS  NETWORKS,  INC.


Date:  August  14,  2003



      /s/
----------------------------
Jerry  Collazo
President  and  Chief  Executive  Officer