Form 10QSB
period 2003-09-30
WORLDWIDE WIRELESS NETWORKS INC
filed 2003-10-24
CIK 1095821

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


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

As of September 30, 2003, there were 43,555,358 shares of the registrant's Common Stock issued and outstanding.

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

After the sale of the operating assets of the business, WWWN has been seeking to sell the public shell. The Creditors committee engaged the firm of Squar Milner to lead the process for the search for a buyer for the shell. With the assistance of WWWN, various potential buyers were identified and negotiations were commenced with several of the parties.

After extensive search, only one party was able to make an offer that was determined to be viable. Unfortunately, that offer will extinguish any remaining equity interest for current WWWN shareholders. The offer made by ECHEX International, Inc, a California Corporation ("ECEX") to acquire the entity of Worldwide Wireless Networks through a plan of reorganization provides $100,000 in cash and approximately a 5% equity interest for current debt holders. Current shareholders will not receive any continuing interest. The proposal will still require approval from the court and debt holders. It is estimated that the transaction, if approved, could be completed within four to six months.

Upon completion of the acquisition, the equity interest of WWWN will be restructured as follows:
     a) The current common stock of WWWN shall be cancelled and extinguished without recourse.
     b) All options, warrants, stock plan rights and conversion rights of any kind, including without limitation any convertible debt instruments will be cancelled and terminated.
     c) Any and all preferred stock of every series and the accompanying conversion rights of any kind without limitation shall be cancelled.
     d) There will be 5,270,000 shares of new common stock issued and outstanding which shall be distributed as follows: 1) 250,000 unrestricted and unlegended shares exempt from registration shall be distributed pro-rata to the general unsecured creditors of WWWN.

          2) 1,020,000 unrestricted and unlegended shares exempt from registration shall be issued to new investors, management and consultants recapitalizing WWWN as ECEX International, Inc. 3) 4,000,000 shares will be issued to the shareholders of ECHEX International, Inc. in exchange for their shares in ECHEX

Upon distribution of all liquidation assets, management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the company's creditors whose claims of approximately $5,725,000 appear to exceed the company's potential resources from the sale of it's operating assets and public shell

On October 14, 2003 the Company filed the Disclosure Plan and the Plan of Reorganization with the U.S. Bankruptcy Court. All adjustments, if any, which may be required as a result of the approval of this Plan of Reorganization, have been deferred until such time as the plan is confirmed and any such adjustments become known. Such adjustments may be material and affect the future existence of the company.

                        WORLDWIDE WIRELESS NETWORKS, INC.
                           (Development Stage Company)

                        Consolidated Financial Statements

                               September 30, 2003

                        Worldwide Wireless Networks, Inc.
                           (Development Stage Company)
                           Consolidated Balance Sheets

                                    ASSETS
                                    ------

                                       September 30, 2003   December 31, 2002
                                      --------------------  ------------------
                                          (Unaudited)
CURRENT ASSETS

Restricted Cash                       $            402,581  $          513,734
Accounts Receivable                                                      3,082

                                      --------------------  ------------------
   Total Current Assets                            402,581             516,816
                                      --------------------  ------------------


OTHER ASSETS

Deposits                                             2,515               2,515
                                      --------------------  ------------------

   Total Other Assets                                2,515               2,515
                                      --------------------  ------------------

TOTAL ASSETS                          $            405,096  $          519,331
                                      ====================  ==================

                              Worldwide Wireless Networks, Inc.
                                 (Development Stage Company)
                                 Consolidated Balance Sheets

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

                                                     September 30, 2003    December 31, 2002
                                                    --------------------  -------------------
                                                        (Unaudited)
CURRENT LIABILITIES

Liabilities from Discontinued Operations            $         5,777,944   $        5,726,814
                                                    --------------------  -------------------

   Total Current Liabilities                                  5,777,944            5,726,814
                                                    --------------------  -------------------

STOCKHOLDERS' EQUITY

Common Stock, 50,000,000 Shares of $.001 Par Value
   Authorized, 43,555,358 issued and Outstanding                 43,556               43,556
Additional Paid In Capital                                    6,167,285            6,167,285
Retained Earnings                                           (11,583,689)         (11,418,324)
                                                    --------------------  -------------------

   Total Stockholders' Equity                                (5,372,848)          (5,207,483)
                                                    --------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $           405,096   $          519,331
                                                    ====================  ===================

                                             Worldwide Wireless Networks, Inc.
                                                (Development Stage Company)
                                           Consolidated Statements of Operations
                                                        (Unaudited)

                                                                                                       From Inception of
                                                  Three Months Ended          Nine Months Ended        Development Stage
                                                  ------------------          -----------------
                                                     September 30,              September  30,                on
                                                     -------------              --------------
                                                                                                       January 1, 2003 to
                                                  2003          2002          2003          2002       September 30, 2003
                                              ------------  ------------  ------------  ------------  --------------------
SALES                                         $         -   $         -   $         -   $         -   $                 -


COST OF GOODS SOLD                                      -             -             -             -                     -
                                              ------------  ------------  ------------  ------------  --------------------

GROSS PROFIT                                            -             -             -             -                     -
                                              ------------  ------------  ------------  ------------  --------------------


OPERATING EXPENSES
  General And Administrative Expenses             (12,651)                    (53,177)                            (53,177)
  Sales
                                              ------------  ------------  ------------  ------------  --------------------
TOTAL OPERATING EXPENSES                          (12,651)                    (53,177)                            (53,177)
                                              ------------  ------------  ------------  ------------  --------------------

OPERATING INCOME

OTHER INCOME AND (EXPENSE)
  Interest Income                                     936                       3,376                               3,376
                                              ------------  ------------  ------------  ------------  --------------------

TOTAL OTHER INCOME AND (EXPENSE)                      936                       3,376                               3,376
                                              ------------  ------------  ------------  ------------  --------------------

DISCOUNTINUED OPERATIONS
  Gain (Loss) from Discontinued Operations
    (Net of Income Tax Benefits of $-0-)                       (111,002)                   (963,295)
  Gain (Loss) from Disposal of Discontinued
    Operations
    (Net of Income Tax Benefits of $-0-)          (37,369)                   (115,564)                           (115,564)
                                              ------------  ------------  ------------  ------------  --------------------

TOTAL GAIN (LOSS) FROM DISCONTINUED
  OPERATIONS                                      (37,369)     (111,002)     (115,564)     (963,295)             (115,564)
                                              ------------  ------------  ------------  ------------  --------------------


NET INCOME (LOSS)                                ($49,084)    ($111,002)    ($165,365)    ($963,295)            ($165,365)
                                              ============  ============  ============  ============  ====================

NET INCOME (LOSS) PER SHARE                        ($0.00)       ($0.00)       ($0.00)       ($0.01)               ($0.00)
                                              ============  ============  ============  ============  ====================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES                                         43,555,358    43,555,358    43,555,358    43,555,358            43,555,358
                                              ============  ============  ============  ============  ====================

                               Worldwide Wireless Networks, Inc.
                                  (Development Stage Company)
                             Consolidated Statements of Cash Flows
                            For the Nine Months Ended September 30,
                                          (Unaudited)

                                                                               From Inception of
                                                                               Development Stage
                                                                                      on
                                                                               January 1, 2003 to
                                                                                 September 30,
                                                                               ------------------
                                                         2003        2002           2003
                                                      ----------  -----------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) From Continuing Operations           ($49,801)                     ($49,801)
Net Income (Loss) From Discontinued Operations         (115,564)   ($963,295)        (115,564)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
     Depreciation and Amortization                                   301,064
     Bad Debt                                                         24,557
     Loss on Investment                                              150,000
  Changes in Asset and Liabilities
  (Increase) Decrease in Current Assets:
     Accounts Receivable                                  3,082        2,695            3,082
     Inventory                                                        57.368
     Prepaid Expenses                                                 40,569
  Increase (Decrease) in Current Liabilities:
     Accounts Payable and Accrued Expenses               51,130      205,828           51,130
     Accrued Expenses
     Unearned Revenue                                                 24,927
                                                      ----------  -----------  ------------------

Net Cash Provided (Used) by Operating Activities       (111,153)    (156,287)        (111,153)
                                                      ----------  -----------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                                 (55,683)
  Net Cash (to) from Deposits                                          8,071
                                                      ----------  -----------  ------------------

Net Cash Provided (Used) by Investing Activities                     (47,612)
                                                      ----------  -----------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Debt Financing                                       354,182
  Principal Payments on Debt Financing                              (130,586)
  Transfer of Assets to inventory
  Increase (Decrease) in line of Credit                               (1,995)
                                                      ----------  -----------  ------------------

Net Cash Provided (Used) by Financing Activities                     221,601
                                                      ----------  -----------  ------------------

Net Increase (Decrease) in Cash and Cash Equivalents   (111,153)      17,702         (111,153)
                                                      ----------  -----------  ------------------

Cash and Cash Equivalents
  Beginning                                             513,734       52,383          513,734
                                                      ----------  -----------  ------------------

  Ending                                              $ 402,581   $   70,085   $      402,581
                                                      ==========  ===========  ==================


Supplemental Cash Flow Information
  Cash paid for Interest                              $       0   $   14,013   $            0
  Cash paid for Income Taxes                          $     800   $        0   $          800
Non-cash Financing Transactions:
  Assets Exchanged to  Retire Long Term Liabilities   $       0   $   45,000   $            0

                        Worldwide Wireless Networks, Inc.
                           (Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

                                     GENERAL

Worldwide Wireless Networks, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2002.

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

DISCONTINUED  OPERATIONS
------------------------

As of September 30, 2003, the Company is continuing through the chapter 11 bankruptcy proceedings. A loss has been recognized for discontinued operations for those expenses that are attributable to the bankruptcy.

LIABILITIES FROM DIS CONTINUED OPERATIONS
-----------------------------------------

                                                     September 30, 2003   December 31, 2002
                                                    --------------------  ------------------
                                                        (Unaudited)
Accounts Payable                                    $          1,182,567  $        1,131,437
Accrued Expenses                                               1,516,490           1,516,490
Lines of Credit                                                   50,304              50,304
Notes Payable                                                  2,425,053           2,425,053
Convertible Debentures                                           603,530             603,530
                                                    --------------------  ------------------

   Total  Liabilities From Discontinued Operations             5,777,944           5,726,814
                                                    ====================  ==================


..DEVELOPMENT STAGE COMPANY
--------------------------

As of January 1, 2003, the Company is in the development stage as defined in Financial Accounting Standards Board Statement Number 7. The Company's
management  is expending   efforts on finding an operating company to merge with
in  order  to  generate  revenues.

                        Worldwide Wireless Networks, Inc.
                           (Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

SUBSEQUENT  EVENT
-----------------

WWWN has been seeking to sell the public shell. The Creditors committee engaged the firm of Squar Milner to lead the process for the search for a buyer for the shell. With the assistance of WWWN various potential buyers were identified and negotiations were commenced with several of the parties.

After extensive search, only one party was able to make an offer that was determined to be viable. Unfortunately, that offer will extinguish any remaining equity interest for current WWWN shareholders. The offer made by ECHEX International, Inc, a California Corporation ("ECEX") to acquire the entity of Worldwide Wireless Networks through a plan of reorganization provides $100,000 in cash and approximately a 5% equity interest for current debt holders. Current shareholders will not receive any continuing interest. The proposal will still require approval from the court and debt holders. It is estimated that the transaction, if approved, could be completed within four to six months.

Upon completion of the acquisition, the equity interest of WWWN will be restructured as follows:
     e) The current common stock of WWWN shall be cancelled and extinguished without recourse.
     f) All options, warrants, stock plan rights and conversion rights of any kind, including without limitation any convertible debt instruments will be cancelled and terminated.
     g) Any and all preferred stock of every series and the accompanying conversion rights of any kind without limitation shall be cancelled.
     h) There will be 5,270,000 shares of new common stock issued and outstanding which shall be distributed as follows: 1) 250,000 unrestricted and unlegended shares exempt from registration shall be distributed pro-rata to the general unsecured creditors of WWWN. 2) 1,020,000 unrestricted and unlegended shares exempt from registration shall be issued to new investors, management and consultants recapitalizing WWWN as ECEX International, Inc. 3) 4,000,000 shares will be issued to the shareholders of ECHEX International, Inc. in exchange for their shares in ECHEX

Upon distribution of all liquidation assets, management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the company's creditors whose claims of approximately $5,725,000 appear to exceed the company's potential resources from the sale of it's operating assets and public shell

On October 14, 2003 the Company filed the Disclosure Plan and the Plan of Reorganization with the U.S. Bankruptcy Court. All adjustments, if any, which may be required as a result of the approval of such a plan of reorganization, have been deferred until such time as the plan is confirmed and any such adjustments become known. Such adjustments may be material and affect the future existence of the company.

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

After the sale of the operating assets of the business, WWWN has been seeking to sell the public shell. After extensive search, only one party was able to make an offer that was determined to be viable. Unfortunately, that offer will extinguish any remaining equity interest for current WWWN shareholders. The offer made by ECHEX International, Inc, a California Corporation ("ECEX") to acquire the entity of Worldwide Wireless Networks through a plan of reorganization provides $100,000 in cash and approximately a 5% equity interest for current debt holders. Current shareholders will not receive any continuing interest. The proposal will still require approval from the court and debt holders. It is estimated that the transaction, if approved, could be completed within four to six months.

Upon distribution of all liquidation assets, management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the company's creditors whose claims of approximately $5,725,000 appear to exceed the company's potential resources from the sale of it's operating assets and public shell.

On October 14, 2003 the Company filed the Disclosure Plan and the Plan of Reorganization with the U.S. Bankruptcy Court which includes the sale of the Public Shell to ECHEX International, Inc.

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

Overview.  Worldwide  Wireless  was a networking solutions company that provided
--------
high speed Internet access using our own wireless network. We also provided direct service links which connects a customer's computer network to the Internet via our wireless network; frame relay connections which are wired connections between a customer's computer network and a router which directs data to the desired end connections; data center services such as web hosting, network consulting; and equipment sales associated with these services. We serviced all sizes of commercial business.

Large scale commercial operations began in April 1999. As of September 30, 2003, the company had no continuing operations; as of September 30, 2002, we provided high-speed wireless services to approximately 242 commercial customers and 36 wired frame customers. On October 18, 2002, the date of the sale of operations to NextWeb, Inc. our primary market was Orange County, California, where we operated our high-speed wireless network, which served approximately 85% of the county. Since our inception, we operated at a net loss, due primarily to our investment in expanding our network coverage and customer acquisition costs. On September 11, 2002, the company filed a petition with the U.S. Bankruptcy Court for the Central District of California under Chapter 11 seeking protection while a plan of reorganization is formulated. On September 17, 2002, the company signed a definitive agreement with NextWeb, Inc. of Fremont, California for NextWeb to acquire the operating assets of the company and assume certain liabilities; and filed a motion with the Court for an emergency sale of assets. On October 16, 2002, the Court affirmed the sale to NextWeb, Inc. for $550,000. On October 18, 2002, the Company and NextWeb, Inc. executed all necessary documents to complete the sale with NextWeb, Inc. assuming control at the close of business on October 18, 2002.

Revenues.  We  generated  revenues  primarily  through  the sale of annuity-like
--------
service contracts with customers, the sale of equipment and installation of wireless networks, and network consulting. We recognized revenues monthly on internet access services and recognized other revenue when services were completed or equipment delivered. The Company did not have any revenues from continuing operations for the nine months ended September 30, 2003. Our revenues for the nine months ended September 30, 2002 were $1,381,030. Our core business of wireless and frame Internet connections totaled $1,255,879 for the nine months ended September 30, 2002.

Cost  of  Sales.  Our  cost  of sales consisted of third-party network usage and
---------------
other outsourced service costs; the cost of roof rights; and the cost of equipment sold. Third-party network costs were expensed in the period when services were rendered and were generally proportional to the number of customers. There were no cost of sales for the nine months ended September 30, 2003. Our total costs of sale for goods and services sold for the nine months ended September 30, 2002 equaled $404,199. Gross profit as a percentage of sales was approximately 70.7% for the nine months ended September 30, 2002.

Sales  and  Marketing.  Sales  and  marketing  expenses included salaries, sales
---------------------
commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party sales agents, and marketing and sales support functions. Marketing costs associated with increasing our user base primarily, commissions and telemarketing related expenses, were expensed in the period incurred. There were no sales and marketing expenses for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, our sales and marketing expense equaled $115,010,

General  and  Administrative.  General  and  administrative  expenses  included
----------------------------
salaries, employee benefits and expenses for our executive, finance, human resources, and technical staff; repairs, maintenance, and depreciation of network equipment; legal, professional, and other services; and occupancy costs for business premises. Investment in network equipment was related primarily to geographic network expansion and incremental customer installations which resulted in increased depreciation expense in future periods. In addition, general and administrative expenses include fees for professional services and occupancy costs. Our general and administrative expenses were $53,177 for the nine months ended September 30, 2003, compared with $1,508,356 for the nine months ended September 30, 2002. This represents a decrease of $1,455,179, or 96%, for the nine months ended September 30, 2003. The decrease in general and administrative expense for the six months ended June 30, 2003 is attributable to the sale of the operating assets and transferring all employees but one to NextWeb, Inc. on October 18, 2002. As part of the sales agreement, the company is using limited office space at its former administrative offices without charge until completion of the bankruptcy proceedings. The company's sole remaining employee is its Chief Executive Officer who is working on the sale of the company shell and concluding activities regarding the bankruptcy. The company expects to finalize the bankruptcy proceedings within nine months. General and administrative expenses are expected to remain relatively constant for the near term.

Interest  Expense.  Interest  expense consists primarily of interest accrued for
-----------------
notes payable. The company did not incur any interest expense for the nine months ended September 30, 2003 as all liabilities are subject to the Bankruptcy proceeding and no interest expense has been accrued past September 11, 2002, the date of the filing of the chapter 11 Bankruptcy Petition. We incurred an increase in the principal amount of our notes payable during the first nine months of fiscal year 2002 of $354,182 due to issuing a note for $62,210 as part of a termination a lease for office space, issuing a note in settlement of outstanding legal fees, and issuing a note for $5,000 to NextWeb, Inc. for working capital. Interest expense was $290,326 for the nine months ended September 30, 2002.

Loss  on  Investment. We entered into a strategic alliance agreement with Bridge
--------------------
Technology, Inc. on June 28, 2000. Under this Agreement, we issued 300,000 shares of restricted common stock for 150,000 restricted shares of Bridge Technology common stock. The shares were issued as restricted in accordance with the Securities and Exchange Commission Regulation 144. During the second quarter ended June 30, 2001, we were notified by Bridge Technology that they unilaterally cancelled the 150,000-share stock certificate issued to us without our consent. We view this as an illegal and fraudulent action.

We have taken an other-than-temporary loss of $1,155,000 on our original investment in Bridge Technology of $1,200,000, of which $105,000 was recorded on our financial statements for the nine months ended September 30, 2002. During 2002 the stock representing this investment was pledged to and control surrendered to a note payable holder. The transaction was recorded as an exchange of a note payable of $45,000 (the current value) for the company's investment in Bridge Technology.

LIQUIDITY  AND  CAPITAL  RESOURCES.

Since Worldwide Wireless Networks, Inc.'s inception, we have financed our operations primarily through the private placement of equity securities, loans, leasing arrangements and cash-flow from operations. As of September 30, 2003, cash reserves totaled $402,581 and is classified as restricted because it can only be used for purposes approved by the U.S. Bankruptcy Trustee. The Company does not have any other current assets. All Accounts Receivable have either been collected or classified as uncollectable. The decrease in current assets from $513,734 at December 31, 2002 is primarily due to achieving final disposition on the outstanding Accounts Receivable and the use of restricted cash for bankruptcy related expenses.

Our current liabilities as of September 30, 2003 were $5,777,944 of which $3,028,583 accounted for the current portion of our long-term liabilities, and $1,182,567 is attributable to accounts payable of which $1,114,809 are attributable to pre-filing activities and are subject to the reorganization plan. Of the current portion of long-term liabilities, one note with outstanding principal of $56,196 requires monthly payments of $1,500 including interest through August 1, 2002 with escalations thereafter and was due August 1, 2003; one note with outstanding principal of $46,500 requires monthly payments of $16,667 including interest and was due September 28, 2001, one note with outstanding principal of $286,971 requires monthly payments of $3,500 including interest through January 2003, with escalations thereafter, and is in default as of May 15, 2002. Other notes with outstanding principal balances totaling $1,850,288 do not require payments until maturity and are past due and in default. Repayments and creditor collection activities have been stayed by the Bankruptcy Petition filing on September 11, 2002. We have paid interest rates ranging from 15.5% to 32.5%, or an average of 21.7%, on these obligations as a new company without a credit history. As of September 30, 2003, we had no long-term liabilities (other than the current portion of long-term liabilities discussed above and reflected on our financial statement as a current liability).

As of September 30, 2003, the company did not have any commitments for office, roof-rights payments, or equipment leases. All lease obligations were either assumed by NextWeb, Inc. as part of the sale of assets on October 18, 2002 or are included in the bankruptcy proceeding.

Net  cash  used  to  fund  our  operating  activities  for the nine months ended
September 30, 2003 was $115,153, compared to $156,287 in funds utilized by operating activities for the nine months ended September 30, 2002, representing a decrease of $41,134 or 26%. Net cash used for operating activities consisted primarily of expenses related to the bankruptcy proceeding of $115,564 and other general and administrative expenses of $53,177 related to primarily maintaining the public status in good standing to enhance its value to potential purchasers.

The company did not generate any cash from financing activities during the nine months ended September 30, 2003. Net cash provided by our financing activities was $221,601 for the nine months ended September 30, 2002 and was primarily attributable to issuing notes payable for certain accounts payable and accrued expense.

Our net loss for the nine months ended September 30, 2003 totaled $165,365 or $0.00 per share, compared to $963,295 or $0.01 per share, for the nine months ended September 30, 2002. The net loss for September 30, 2002 included a recognized loss of $105,000 on securities held for investment.

Management Plan.
---------------

On September 11, 2002, the company filed a petition with the U.S. Bankruptcy Court for the Central District of California under Chapter 11 seeking protection while a plan of reorganization is formulated. On September 17, 2002, the company signed a definitive agreement with NextWeb, Inc. of Fremont, California for NextWeb to acquire the operating assets of the company and certain liabilities; and filed a motion with the Court for an emergency sale of assets. On October 16, 2002, the Court affirmed the sale to NextWeb, Inc. for $550,000. On October 18, 2002, the Company and NextWeb, Inc. executed all necessary documents to complete the sale with NextWeb, Inc. assuming control at the close of business on October 18, 2002. The company has been pursuing collection of its remaining accounts receivable (including accounts previously classified as uncollectible) and attempting to sell the publicly registered entity known as Worldwide
Wireless  Networks,  Inc.  to  maximize  value for creditors  and  stockholders.

After the sale of the operating assets of the business, WWWN has been seeking to sell the public shell. After extensive search, only one party was able to make an offer that was determined to be viable. Unfortunately, that offer will extinguish any remaining equity interest for current WWN shareholders. The offer made by ECHEX International, Inc, a California Corporation ("ECEX") to acquire the entity of Worldwide Wireless Networks through a plan of reorganization provides $100,000 in cash and approximately a 5% equity interest for current debt holders. Current shareholders will not receive any continuing interest. The proposal will still require approval from the court and debt holders. It is estimated that the transaction, if approved, could be completed within four to six months.

Upon distribution of all liquidation assets, management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the company's creditors whose claims of approximately $5,725,000 appear to exceed the company's potential resources from the sale of it's operating assets and public shell.

On October 14, 2003 the Company filed the Disclosure Plan and the Plan of Reorganization with the U.S. Bankruptcy Court which includes the sale of the Public Shell to ECHEX International, Inc.

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

On October 14, 2003 the Company filed the Disclosure Plan and the Plan of Reorganization with the U.S. Bankruptcy Court which includes the sale of the Public Shell to ECHEX International, Inc. Upon approval of the plan, management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the company's creditors whose claims of approximately $5,725,000 appear to exceed the company's potential resources from the sale of it's operating assets and public shell

Esyon  Corporation
------------------

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

Feldhake, August & Roquemore LLP
--------------------------------

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

On October 14, 2003 the Company filed the Disclosure Plan and the Plan of Reorganization with the U.S. Bankruptcy Court which includes the sale of the Public Shell to ECHEX International, Inc. Upon approval of the plan, management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the company's creditors whose claims of approximately $5,725,000 appear to exceed the company's potential resources from the sale of it's operating assets and public shell.

ITEM 2 - CHANGES IN SECURITIES

None

ITEM 3 (A) - DEFAULTS UPON SENIOR SECURITIES

PHI Mutual Ventures, LC
-----------------------

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

Schneider Rucinski Enterprises
------------------------------

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

Feldhake, August & Roquemore, LLP
---------------------------------

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


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     EXHIBIT
     NUMBER             DESCRIPTION
     -------            -----------

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

    10.16(2)  Share Purchase Agreement, dated March 30, 2001, between Worldwide Wireless and Universal Business
              Insurance, Inc.

    10.17(2)  Settlement Agreement, dated April 17, 2001, between Worldwide Wireless and Pacific Industrial Partners

    10.18(2)  Share Purchase Agreement, dated April 23, 2001, between Worldwide Wireless and Feldhake, August &
              Roquemore LLP

    10.19(3)  Letter of Intent, dated December 28, 2000, between Esyon Corporation and Worldwide Wireless

       23.1*  Consent of Independent Public Accountants dated October 17, 2003, for quarterly financial statements ended
              September 30, 2002

       31.1*  Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 15 U.S.C. Section 78m(a) or
              78o(d), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
       32.1*  Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     Form 8-K filed October 14, 2003 reporting the Company's filing of a disclosure statement regarding the sale of the public shell




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDWIDE  WIRELESS  NETWORKS,  INC.


Date:  October  24,  2003





/s/ Jerry  Collazo
---------------------------
Jerry  Collazo
President and Acting Chief Executive Officer and Chief Financial Officer