Form 10KSB
period 2003-12-31
ECHEX WORLDWIDE CORP
filed 2004-03-29
CIK 1095821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM             TO
                            -----------    ----------

                        COMMISSION FILE NUMBER 000-27989

                              ECHEX WORLDWIDE CORP,
                  (FORMERLY WORLDWIDE WIRELESS NETWORKS, INC.)
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 NEVADA                                88-0286466
    (STATE OF OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)


                    7609 Ralston Road, Arvada, Colorado 80002
                                 (303) 422-8127
    (REGISTRANT'S ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES
                         AND PRINCIPAL PLACE OF BUSINESS)

                        Worldwide Wireless Networks, Inc.
             770 The City Drive South, Suite 3700, Orange, CA 92868

              (Former name, former address and former fiscal year,
                          if changed since last report)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Title              Shares Outstanding as of December 31, 2003
Common Stock, par value $.01                  1,268,668

As of December 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $ -0- .

                                    ECHEX WORLDWIDE CORP.
                        (FORMERLY WORLDWIDE WIRELESS NETWORKS, INC.)

                                         FORM 10-KSB
                            FOR THE YEAR ENDED DECEMBER 31, 2003

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

Item 10   Executive Compensation                                                    Page  31

Item 11   Security Ownership of Certain Beneficial Owners and Management            Page  31

Item 12   Certain Relationships and Related Transactions                            Page  32

Item 13   Exhibits and Reports on Form 8-K                                          Page  33

                                     PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which ECHEX WORLDWIDE CORP. (FORMERLY WORLDWIDE WIRELESS NETWORKS, INC.) ("Worldwide" or "WWWN") operates; technology changes; the competition Worldwide faces; changes in its business strategy or development plans; the high leverage of Worldwide; ability to attract and retain qualified personnel; existing governmental regulations and changes in, or failure to comply with, governmental regulations; liability and other claims asserted against us; it's ability or the ability of third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in company filings with the Securities and Exchange Commission.

NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS On September 11, 2002, the company filed a petition for protection under Chapter 11 of the United States Bankruptcy code in the US Bankruptcy Court for the Central District of California. This allows Worldwide to continue to operate while a plan of reorganization is finalized. On October 16, 2002 a motion was filed with the court for an emergency sale of the company's assets to protect their value. The motion was approved on October 16, 2002. The sale was completed on October 18, 2002. On this date the Company sold all of its operating assets.

After the sale of the operating assets of the business, Worldwide has been seeking to sell the public shell. The Creditors committee engaged the firm of Squar Milner to lead the process for the search for a buyer for the shell. With the assistance of Squar Milner various potential buyers were identified and negotiations were commenced with several of the parties.

After extensive search, only one party was able to make an offer that was determined to be viable. The offer made by eCHEX International, Inc, a California Corporation ("eCHEX") to acquire the entity of Worldwide Wireless Networks through a plan of reorganization that provides $100,000 in cash and approximately a 5% equity interest for current debt holders. The plan provides for a 5,000 to 1 reverse stock split of the current common stock. Current shareholders will receive one new share for every 5,000 current shares. No fractional shares will be issued nor will any cash in lieu payment be made. Any current shareholder owning less than 5,000 shares will not receive any interest in the reorganized entity. The proposal is incorporated in the Debtor's and Committee's First Amended Joint Plan of Reorganization (the" reorganization plan") which was confirmed by the U.S. Bankruptcy Court Central District of California on December 22, 2003 at which time the merger became effective.

Upon completion of the acquisition, the equity interest of Worldwide will be restructured as follows:
     a) The current common stock of WWWN shall be reverse split at a rate of one new share for each 5,000 old shares. No fractional shares will be issued nor will any aggregation be allowed. Any holdings of less than 5,000 shares in any discrete account will be cancelled and extinguished without recourse. There will be approximately 8,700 shares of post reverse split stock attributable to the current common shareholders.
     b) All options, warrants, stock plan rights and conversion rights of any kind, including without limitation any convertible debt instruments will be cancelled and terminated.
     c) Any and all preferred stock of every series and the accompanying conversion rights of any kind without limitation shall be cancelled.
     d) There was to be approximately 5,268,700 shares of new common stock issued and outstanding distributed as follows:
               1) 250,000 unrestricted and unlegended shares exempt from registration shall be distributed pro-rata to the general unsecured creditors of Worldwide.
               2) 1,010,000 shall be issued to new investors, management and consultants recapitalizing WWWN as eCHEX International, Inc. (this was subsequently changed to eCHEX Worldwide Corp.)
               3) 4,000,000 shares were to be issued to the shareholders of eCHEX International, Inc. in exchange for their shares in eCHEX, however this issuance was canceled due to abandonment of the business plan.
               4.) 8,668 shares shall be distributed to common stock holders as a result of the one for 5,000 share reverse split
     e) The 4,000,000 shares were never issued after year end due to Ms. Gestas abandoning the business plan of eCHEX post merger due to the company's inability to achieve capital for operations. With her resignation Ms. Gestas rescinded her claim to the shares and the shares will not be issued.

Upon distribution of all liquidation assets, management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the company's creditors whose claims of approximately $5,725,000 exceed the company's potential resources from the sale of it's operating assets and public shell.

On October 14, 2003 the Company filed the Disclosure Plan and the Plan of Reorganization with the U.S. Bankruptcy Court which provides for the sale of the public shell to eCHEX. International, Inc. All adjustments required as a result of the approval of the Plan of reorganization, have been included in the accompanying financial statements to the extent that the plan has been implemented including the transfer of all remaining assets to the disbursement agent. An adjustment to retained earnings and additional paid in capital has been recorded to recognize extinguishment of debt in accordance with AICPA SOP 90-7.] The reverse merger with eCHEX was completed by the filing of the Articles of Merger with the State of Nevada on Feb 3, 2003. at which time eCHEX became the surviving entity with it's accounting history in place.

All discussions regarding the financial condition and results of operations should be read in conjunction with this notice of sale of the operating assets on October 18, 2002 and the combination with eCHEX International, Inc. which was effective with the confirmation of the reorganization plan and completed in February 2004.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, Worldwide disclaims any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

ITEM 1:  DESCRIPTION OF BUSINESS

CERTAIN DISCUSSIONS THAT FOLLOW REGARDING THE DESCRIPTION OF BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE SALE OF ALL THE OPERATIONAL ASSETS TO NEXTWEB, INC. ON OCTOBER 18, 2002 AND THE REORGANIZATION PLAN CONFIRMED BY THE U.S. BANKRUPTCY COURT ON DECEMBER 22, 2003 AT WHICH TIME THE MERGER WITH ECHEX BECAME EFFECTIVE. AS PART OF THE REORGANIZATION AND MERGER WITH ECHEX INTERNATIONAL, INC., THE COMPANY'S NAME WAS CHANGED TO ECHEX WORLDWIDE CORP. ALL REFERENCES TO WORLDWIDE WIRELESS NETWORKS, INC., WWWN, OR THE COMPANY REFER TO OPERATIONS PRIOR TO THE MERGER.

                                     GENERAL
                                     -------

Worldwide Wireless Networks, Inc. was incorporated in the state of Nevada on June 10, 1992 as Second Investors Group, Inc. On June 19, 1998, Second Investors changed its corporate name to Progressive Environmental Recovery Corporation. On March 5, 1999, Progressive Environmental changed its corporate name to Worldwide Wireless Networks, Inc. Worldwide was originally organized as a "blank check" company and its purpose was to seek out investment opportunities in emerging technology companies. In early 1999, Worldwide identified a privately-held corporation, Pacific Link, Inc. ("Pacific Link"), which was engaged in the marketing and sale of wireless internet services in Southern California under the trade name Global Pacific Internet. Worldwide remained inactive until its reverse merger with Pacific Link Internet, Inc. in April 1999, through which Worldwide acquired all of the business assets of Pacific Link. (See: Item 6: Management's Discussion and Analysis or Plan of Operation- Reverse Merger Treatment.")

Worldwide has a short operating history, and has experienced cumulative operating losses of $11,418,324 as of December 31, 2002, primarily due to continued investments Worldwide has made in an effort to expand its existing network. On September 11, 2002, the company filed a petition with the U.S. Bankruptcy Court for the Central District of California under Chapter 11 seeking protection while a plan of reorganization is formulated. On September 17, 2002, the company signed a definitive agreement with NextWeb, Inc. of Fremont, California for NextWeb to acquire the operating assets of the company and certain liabilities; and filed a motion with the Court for an emergency sale of assets. On October 16, 2002, the Court affirmed the sale to NextWeb, Inc. for $550,000. On October 18, 2002, the Company and NextWeb, Inc. executed all necessary documents to complete the sale with NextWeb, Inc. assuming control at the close of business on October 18, 2002 of all of the Company's high-speed wireless services to the approximately 250 commercial customers and the 50 wired frame customers. On October 14, 2003 the Company filed the Disclosure Plan and the Plan of Reorganization with the U.S. Bankruptcy Court which provides for the sale of the public shell to eCHEX. International, Inc. for $100,000 and an approximately 5% equity interest for the unsecured creditors of Worldwide Wireless Networks, Inc. as further discussed below. This plan was confirmed by the U.S. Bankruptcy Judge on December 22, 2003.

The name, Worldwide Wireless Networks, was designed to indicate to customers and others the company's vision of providing high-speed Internet access services through the development of an international network. Due to a conflict with corporate names in California, Worldwide Wireless was doing business as "Global Pacific Internet" in California. Worldwide is no longer reviewing what, if anything can be done to resolve that conflict, nor any longer determining what actions Worldwide may be able to take to further protect the name Worldwide Wireless Networks in general, as eCHEX has indicated that it has no interest in continuing to use the Worldwide Wireless Networks name. and has filed Articles of Merger with the State of Nevada changing the name to eCHEX Worldwide Corp as of February 3, 2004. As of the date of this filing, Worldwide is not aware of any other conflict involving its name in any other jurisdiction, although there can be no guarantee that none exists or will not develop in the future.

Worldwide are incorporated under the laws of the State of Nevada. The company's principal executive offices were located at 770 The City Drive South, Suite 3700, Orange, California 92868 and the telephone number was (714) 937-5500. On February 3 On March 16, 2004 the corporate office was relocated to 7609 Ralston Road, Arvada, Colorado 80002.

                    WORLDWIDE WIRELESS' PRODUCTS AND MARKETS
                    ----------------------------------------

THE FOLLOWING DISCUSSION CONCERNS THE OPERATIONS WHICH WERE DISPOSED OF BY SALE TO NEXTWEB, INC. ON OCTOBER 18, 2002. FROM JANUARY 1, 2003 TO DECEMBER 22, 2003, WORLDWIDE WIRELESS NETWORKS, INC. WAS A DEVELOPMENT STAGE COMPANY ENGAGED IN LOCATING A MERGER PARTNER WITH CURRENT OR FUTURE OPERATIONS. WHEN THE MERGER WITH ECHEX WAS FINALIZED ON FEB 3, 2003, THE COMPANY HAD NO INVOLVEMENT WITH WIRELESS INTERNET SERVICES.

                                WIRELESS NETWORK

Worldwide had the technical expertise to build and operate large scale wireless networks without relying on an existing wire-based network, such as a telephone network's copper lines. This wireless network allowed the user to connect to an Internet service provider bandwidth via a radio modem. Typically a customer relies on an incumbent local exchange carrier such as a telephone company's copper wires or a cable company's television coaxial plant to provide the physical means for the customer to connect to the Internet.

WWWN's primary means of providing wireless services was a wireless network consisting of an operations center, centralized base stations known as "points-of-presence"(POP), and distribution radios which connect to the end customer. Worldwide operated a wireless network which had been operational for approximately three years and covered an estimated 85% of Orange County, California. Starting from December 31, 1999, Worldwide was providing wireless services in Los Angeles County, California, but Worldwide phased out these operations in 2000 so that Worldwide could focus its efforts on enhancing services and business in Orange County, California. Worldwide has fifteen, fully-operational POPs, which were generally located on the tops of tall buildings. Worldwide negotiated long- term site licenses for each POP location. As of October 18, 2002 all POP's were transferred to NextWeb, Inc. as part of the sale discussed below.

The typical POP site consists of one indoor/outdoor equipment cabinet (62" H x 23" W x 34" D) and an array of four to eight small sectional antennas (42" H x 4" W). The sectional antennas can be painted any color to match existing surroundings. There is no roof penetration, and once the system is installed there are minimum inspections. Worldwide paid for all costs associated with the installation and the unit required a single phase 110 volt outlet for power.

In general, Worldwide's end customers must be within five miles of a POP and have line-of-sight visibility between the POP and an antenna located at their building. The five mile standard is based upon the equipment Worldwide used, existing interference and equipment reliability. Other companies may use greater distances from a POP, and Worldwide did as well, but Worldwide had adopted five miles as a general guideline for its connections. Each end customer must install a rooftop or window radio with an antenna. When the customer accesses the Internet, the signal travels over its building's wiring or wireless network to the rooftop or window antenna. The antenna sends the data signal to a nearby POP, where the signal was communicated to Worldwide's broadband switching center and then onto its final destination.

WWWN's wireless network had been designed to provide customers with flexible, rapidly-installed and reliable high-speed internet connectivity. For example, during the Panasonic Shock Wave Beach Games in August of 1999 Worldwide established a temporary wireless system which provided Internet access to the participants on the beach. Worldwide was able to install the necessary equipment at a customer's business within two to five days. Actual installation of a wireless system may take as little as four hours. Installation and incorporation into the WWWN wireless network could be accomplished as fast as within 48 hours following a signed service order. However, Worldwide generally planned for a three week time period for completion of installation. Worldwide managed its network traffic by using routing equipment that measures and controls packet flows (data bundled for transmission) and Worldwide installed equipment with performance levels that met or exceed those required by the customer.

WWWN's wireless network was engineered to provide high reliability and wide area coverage. Worldwide generally operated at a greater than 99% uptime. The company's wireless networks were capable of high speeds of 128 kbps through 100 Mbps speeds. Kbps stands for Kilobits per second, and Mbps stands for megabits per second; the number of bits per second is the industry standard of measurement of how fast data can be transmitted over the Internet. The wireless system and frame circuit T-1 lines (which are enhanced copper lines that connect to a local telephone company system and then directly to the Internet), provided connection to the Internet at high speeds. These wireless connections provided transmissions at greater speeds than a dial up connection. For example, a dial up modem transmits at 28,000 to 56,000 bps; a T1 line (which is a dedicated telephone cable with a bundle of twenty-four voice or data lines) transmits at
1.544 Mbps, and this wireless network transmitted at a rate of 100 Mbps. These high speed connections allowed files, documents and voice transmissions to be dispatched over the Internet in much shorter time periods.

Worldwide operated on a combination of licensed frequencies of 23 GHz and unlicensed frequencies in the 2.4 GHz ISM bandwidth, 5.8 GHz ISM bandwidth, and
5.2 GHz UNII bandwidth ranges. Ghz, (giga hertz) is a measurement of electromagnetic energy which is equivalent to one "wave" or cycle per second. The bandwidth range determines whether federal licensing is required. Some frequencies must be licensed by the U.S. Federal Communications Commission, whereas unlicensed frequencies are part of the radio spectrum that the general public may use for personal radios. The licensing required is determined on a site-by-site basis, depending on the distance and type of network link. Reliability was achieved through redundant radio links and wired line back-up. Security was provided through spread spectrum radio links and encryption, among other standard security measures. Worldwide's radio modem transmitted data by a microwave frequency which changes 32 times a second. During the initial three years of operations Worldwide experienced no significant weather interference, nor did Worldwide expect to, since the low frequencies which Worldwide use are rarely affected by weather conditions (other than hail). Worldwide was not sure how a wireless network in geographical areas with more severe weather than Southern California would be affected, but management believed that weather conditions would not have posed a significant factor to the company's ability to provide high-quality wireless services.

                               PRINCIPAL SERVICES

High-speed  Internet:  Worldwide  offered  connections to the Internet at speeds
--------------------
from 128 kbps to 100 Mbps. This service provided always-connected, secure access for all sizes of commercial businesses. These connections were primarily supported by its wireless network with the balance of customers being served by leased T-1 circuits. Worldwide enhanced its service by balancing and distributing its traffic across its upstream connections, which included Digital Broadcast Networks, Savis, and Exodus networks. As of December 31, 2001,
Worldwide had approximately 250 high-speed wireless customers and 50 frame circuit customers. As of October 18, 2002, all operations have been sold to NextWeb, Inc. as discussed below.

Data  Center  Services:  Worldwide offered web hosting, web site development and
----------------------
co-location services to its customers. Worldwide's co-location service allowed a customer located outside its wireless network to physically place a computer connected to the customer's network in a secure facility with a high-speed physical connection to the Internet. As of December 31, 2001, Worldwide provided these services to approximately 36 customers. As of October 18, 2002, all operations have been sold to NextWeb, Inc. as discussed below.

Network  Consulting:  Worldwide  offered  design and implementation services for
-------------------
private wireless networks and consulting services to develop network hardware components. As of December 31, 2001, Worldwide provided these services to approximately 6 customers, representing less than 1% of its total revenues for that fiscal year. As of October 18, 2002, all operations have been sold to NextWeb, Inc. as discussed below.

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

The company has agreed to sell the publicly registered entity known as Worldwide Wireless Networks, Inc. to ECHEX International, Inc. as part of its reorganization plan discussed below. Management does not believe that any funds will be available for distribution to stockholders after all approved bankruptcy administration expenses have been paid and distributions have been made to the company's creditors whose claims of approximately $5,725,000 appear to exceed the company's potential resources from the sale of it's operating assets and public shell.

                                   COMPETITION

In the past year, Worldwide's market has changed considerably in respect to companies which provide both wired and wireless Internet services to businesses and individuals. Many wired T-1, wireless Internet and DSL providers have ceased operations and a general consolidation of wired providers is taking place with the Incumbent Local Exchange Carriers (ILECs) Verizon and SBC Pacific Bell garnering larger market shares. Worldwide continued to face competition from these existing incumbent Internet service providers, who have financial resources, brand recognition, work coverage, technical resources, and sales forces much larger than Worldwide's. These providers may have substantial financial and technical resources directed at the same markets served by us. As a result, from time to time, Worldwide adjusted the pricing of its products, expend more funds to acquire customers and may experience higher customer attrition due do competitive and economic market conditions.

In the wireless market Worldwide used to agressively compete with, among others, Teligent, Inc., Winstar Communications, Inc., and XO (NEXTLINK) Communications, Inc., each of which offered wireless high-speed Internet services. In the past year, all of these companies have filed bankruptcy and have become less of a competitive threat in Worldwide's local markets. SBC Pacific Bell, AT&T, World Com, Qwest, Sprint and similarly situated telecommunications companies offer Internet products as stand-alone products or in a bundle with telecommunications, network services, or wide-area networking. Digital Subscriber Line (DSL) provider Covad and their various independent resellers continue to provide high-speed Internet service using modems in conjunction with the transport facilities of incumbent local exchange carriers and they continue to provide a competitive environment.

Similarly, Worldwide competed with Cox Communications, Time Warner and other cable television companies which have converted cable television coaxial lines to support bi-directional, high-speed network services, and Worldwide also competed with Internet-dedicated access companies, like Verio, Pago, and Level 3, which specialize in Internet connectivity products that include data center services, web hosting, virtual private networking and related products and services.

Worldwide competed with these companies in the areas of rapid installation, technical performance, quality of customer service and price. Worldwide had the capacity to deliver Internet service in 48 hours because at a minimum that service may only require installation of a radio and antennae at a customer's site. Competing technologies that rely on physical wiring may require 30 to 45 days for the necessary wiring to be installed. Worldwide developed its networks primarily with its own internal engineering expertise, and Worldwide believed the use of its own personnel increases the uniqueness of its service and prevents direct copy by the competition. Use of its own technical network configuration, radio technology, and POP/transmission site implementations reduced costs and improve performance.

Although pricing was an important factor in customers' purchase decisions, Worldwide believed that customer relationships, customer service and consistent quality will be the key to generating customer loyalty. During the past year, management has observed market prices for network services increasing, which is a trend management believes, and is evidenced by market conditions, that will continue as ISPs of all sizes are looking toward profitability as opposed to the past trend of increasing market share without regard to costs. As prices increased for any given speed of wired service, Worldwide expected that its total number of customers would increase due to its competitive value proposition that eliminates ILEC fees that all wired service providers must contend with. Even with these increasing prices, Worldwide's ability to fund its operation depended on additional resources from either equity or debt financing which ultimately was not available to us in the uncertain economy faced during fiscal 2002

Most of the company's competitors rely on existing networks of copper lines owned by third parties. The management believed that elimination of reliance on third parties reduced its costs by eliminating the expense of payments to these third parties for recurring monthly charges or labor costs associated with installation and costs of troubleshooting network problems. Further, Worldwide believed that capital expenditures associated with constructing its wireless network were substantially lower because Worldwide do not physically have to construct a wired network.

                               PRINCIPAL SUPPLIERS

The company's principal suppliers provided hardware and software that was incorporated into its networks. While no single vendor represented a majority of capital spending, network performance depends on the operation and support of these products. Worldwide relied on third-party vendors for equipment, upstream bandwidth, operational software, and product support. WWWN product availability and network performance could have been diminished when and if these providers limited the availability of service, delay product, or deviated from expectations for performance. However, management believed these vendors could be replaced within approximately 60 days should that have become necessary. Worldwide agreements with its customers typically required specific performance on its part for financial, service, or operational actions, and any failure in its performance due to a vendor's non-performance could have resulted in penalties and/or increased costs of operation for us. As is customary in the industry, damages owed by a company for failure to provide bandwidth were generally limited to service credits for the circuits affected.

                  TRADEMARK, LICENSE AND INTELLECTUAL PROPERTY

Worldwide's primary service mark in its service area of Orange County is Global Pacific Internet, because the name Worldwide Wireless was not available to us as a corporate name from the Secretary of State of California. Worldwide relied upon a combination of licenses, confidentiality agreements and other contractual covenants, as well as the statutory protections of the California Trade Secrets Act to establish and protect its technology and other intellectual property rights. Other than in California, Worldwide had no knowledge of any condition or circumstance which would have caused a conflict with its trademark or name in any jurisdiction, although there can be no assurance that a condition or circumstance of this type did not exist, or would not have developed in the future.

As of October 18, 2002, the twelve (12) FCC private operational fixed microwave radio station licenses that Worldwide Wireless Networks held have been transferred to NextWeb, Inc. as part of the transfer of assets resulting from the sale authorized by the U.S. Bankruptcy Court. (See: Item 1: Government Regulation below). These licenses have a term of ten years, the first of which will expire in July 2009. The importance of having FCC licenses to companies like

Worldwide is that it establishes superior rights as against third parties to provide its services using the frequencies and in the locations for which these licenses are granted. As of October 18, 2002, all FCC licenses have been transferred to NextWeb, Inc. as part of the sale discussed below.

                               PRODUCT DEVELOPMENT

Worldwide conducted research and development as an incidental activity to its ordinary operations. Therefore, Worldwide has not spent any material amount for research and development during the past three fiscal years.

In May of 1999 Worldwide entered into a joint venture with Bridge Technology, Inc. Pursuant to the agreement, Worldwide agreed to provide know-how and contributed $50,000 toward the capitalization of Pacific Bridge Net, a subsidiary of Bridge Technology. The mission of Pacific Bridge Net was to design, develop (patent and copyright), market and sell various devices required to provide high speed broadband wireless access to the Internet backbone infrastructure. Worldwide owned a 20% interest in the venture, and had the right to sell any radio equipment that was developed through the venture in the United States. As of December 31, 1999, the amount of this investment was reduced to $36,885, resulting from its 20% allocation of the losses reported by Pacific Bridge Net for fiscal year 1999. Pacific Bridge Net has finished an engineering prototype of a wireless radio with a built-in firewall and integrated router (which may eliminate the need for a proxy server or complicated network configuration), and tested it for a period of approximately 12 weeks for reliability and stability in real wireless network deployment. The company never received the report on the results of the testing. The formal agreement was terminated by mutual consent as of July 1, 2000, and Worldwide has ceased all business activities with Global Bridge E Net.

                              GOVERNMENT REGULATION

At the federal level, the FCC has jurisdiction over the use of the electromagnetic spectrum (i.e., wireless services) and has exclusive jurisdiction over all interstate telecommunications services, that is, those that originate in one state and terminate in another state. State regulatory commissions generally have jurisdiction over intrastate communications, that is, those that originate and terminate within the same state. Municipalities and other local jurisdictions may regulate limited aspects of Worldwide's business by, for example, imposing zoning and franchise requirements and requiring installation permits. Worldwide are also subject to taxation at the federal and state levels and may be subject to varying taxes and fees from local jurisdictions.

A large portion of WWWN's wireless networks operated in a radio spectrum not requiring licensing from the Federal Communications Commission under current regulations. As an Internet service provider Worldwide was not currently directly regulated by the FCC or the Public Utilities Commission of any state. However, as required by law, Worldwide licensed frequency spectrum directly from the FCC for some of the high-speed portions of its wireless network. As of October 18, 2002 all such licenses were transferred to NextWeb, Inc. as part of the sale discussed below.

                                    EMPLOYEES

Worldwide currently has no full-time employee. Operational control of the company including rights to all company assets is under the direction of Mr. John Wolfe, Disbursing Agent for Worldwide Wireless Networks, Inc. He is solely involved in the final disposition of company assets, undertaking all necessary tax or other governmental filings necessary to complete the bankruptcy action and wrap up the final business of the company. As of December 31, 2003 all cash was transferred to his control and he is in the process of making final distributions. It is anticipated that this will occur within the first six months of fiscal 2004.

ITEM 2:  DESCRIPTION OF PROPERTY

CERTAIN DISCUSSIONS FOLLOWING REGARDING THE DESCRIPTION OF PROPERTY REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE SALE OF ALL THE OPERATIONAL ASSETS TO NEXTWEB, INC. ON OCTOBER 18, 2002. AS OF DECEMBER 22, 2003, THE DATE OF THE CONFIRMATION ON THE REORGANIZATION PLAN, THE COMPANY HAD NO ASSETS, LIABILITIES OR LEASEHOLD RIGHTS.

Worldwide's principal executive offices were located in the City of Orange, California, where Worldwide leased 5528 square feet of office space with roof rights for antennas. Worldwide renewed the lease on March 30, 1999 and it will expire in 2004. These leases were rejected in the bankruptcy proceedings which allowed NextWeb, Inc. to renegotiate them with the landlord. As a condition of the sale, Worldwide Wireless Networks utilizes office space leased by NextWeb, Inc. at no cost while the remaining assets of the company are sold and the bankruptcy proceeding is completed. On February 3,2004, the company's name was changed to eCHEX Worldwide Corp. and on March 16, 2004 the principal offices were relocated to 7609 Ralston Road, Arvada, Colorado 80002

As of December 31, 2003, all other leases were either transferred to NextWeb, Inc. as part of the sales agreement on October 18, 2002 or were rejected in the bankruptcy proceeding.

ITEM 3: LEGAL PROCEEDINGS

CERTAIN DISCUSSIONS FOLLOWING REGARDING LEGAL PROCEEDINGS REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE SALE OF ALL THE OPERATIONAL ASSETS TO NEXTWEB, INC. ON OCTOBER 18, 2002.

Except as disclosed below, Worldwide was not involved in any material pending legal proceedings, other than routine litigation incidental to the business, to which Worldwide are a party or of which any of its property is subject:

Pacific Industrial Partners
---------------------------

On July 12, 2000, a lawsuit was filed in Orange County Superior Court against WWWN and some of its officers, directors and shareholders by Pacific Industrial Partners, LLC and its affiliates (collectively, "PIP") for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel and intentional interference with existing contract. The dispute arose out of a convertible debt note Worldwide signed dated January 6, 2000, as amended, in which PIP proposed to finance up to $2.5 million dollars through the purchase of convertible notes at eight percent interest (with an option to purchase up to $3 million dollars in additional notes).

On April 17, 2001, Worldwide resolved the dispute through settlement negotiations. In exchange for dismissal of the pending litigation and releases of all claims against all parties, Worldwide has agreed to the following: (a) cash payment of $115,000, of which $70,000 was paid by check from persons other than us to PIP and its affiliates, and the remaining balance of $45,000 is payable from us by installments under a promissory note, which is secured by a Stipulated Entry of Judgment for that amount; (b) 400,000 shares of common stock of WWWN to be transferred to PIP and its affiliates; and (c) 1,000,000 warrants for the purchase of 1,000,000 shares of free-trading stock. With respect to the warrants, Worldwide are registering for resale only the shares underlying the warrants. As of December 31, 2001, Worldwide has issued warrants for the purchase of 750,000 shares of which none have been exercised. As of March 28, 2002, the company has paid $15,000 of the balance due with respect to the Stipulated Entry of Judgment. With the confirmation of the Reorganization Plan all options, warrants, stock plan rights and conversion rights of any kind, including without limitation any convertible debt instruments have been cancelled and terminated.

Sean Loftis and 1st Universe
----------------------------

Worldwide entered into an agreement with Mr. Loftis whereby Worldwide would provide wireless internet services to customers located by Mr. Loftis, and with whom Mr. Loftis would enter into contracts to provide wireless internet services. Mr. Loftis received a profit to the extent that the fees charged by him to his customers exceeded the fees charged to him by us. On January 30, 2001, Worldwide terminated the agreement, and Worldwide was subsequently sued by 1st Universe and Mr. Loftis for breach of contract, breach of the implied covenant of good faith, and interference with contract, among other things. 1st Universe and Mr. Loftis filed the suit on February 6, 2001, in the Superior Court of Orange County, California, seeking compensatory and punitive damages. Mr. Loftis alleges that Worldwide breached the agreement by terminating internet access services on short notice and entering into new contracts with his customers.

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

Esyon Corporation
-----------------

On April 30, 2002, Esyon Corporation filed a lawsuit in the Superior Court of Los Angeles County, California, seeking damages of $525,000 plus interest for breach of promissory note. Worldwide filed an answer to the complaint and filed a cross-complaint on August 1, 2002, seeking damages of $475,000 for breach of contract. As of the date of this filing, a trial date has not been set. Further action has been stayed by the U.S. Bankruptcy court

Haseko Corporation
------------------

On May 24, 2002, Haseko Corporation filed a lawsuit in the Superior Court of Los Angeles County, California, seeking damages of $32,137.18 for a breach of lease. Worldwide filed an answer to the complaint denying all allegations. As of the date of this filing, a trial date has not been set. Further action has been stayed by the U.S. Bankruptcy court

Bankruptcy  Filing,  Sale  of  Assets  and  Confirmation  of  the  Plan  of
---------------------------------------------------------------------------
Reorganization.
--------------

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

The company was under the general supervision of the Office of the United States Trustee for the Central District of California. The Trustee must approve any transactions outside the ordinary course of business. The day to day operations of the company were under the control of the officer of the company as a Debtor in Possession. Monthly operating and cash flow reports were submitted to the U.S. Trustee through December 31, 2003 at which time the Disbursing Agent appointed by the U.S. Bankruptcy Court took possession of all of the company's assets for distribution in accordance with the confirmed plan.


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

ON  FEBRUARY  3,  2004  THE  COMPANY  FILED ARTICLES OF MERGER WITH THE STATE OF
NEVADA CHANGING THE NAME OF THE COMPANY TO ECHEX WORLDWIDE CORP. ON MARCH 4, 2004 THE NASD OTC BULLETIN BOARD RECOGNIZED THIS CHANGE AND ASSIGNED THE SYMBOL "ECWC" TO THE COMPANY.

Market  Information
-------------------

Worldwide's common stock is traded over-the-counter and quoted on the Over the Counter Electronic Bulletin Board under the symbol "WWWN." The following table represents the range of the high and low bid prices of the stock as reported by the NASDAQ Trading and Market Services for each fiscal quarter beginning with the first quarter of 2001 and ending with the fourth quarter of 2003. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          Year   Quarter           High    Low
          -----  ---------------  ------  -----
           2001  First Quarter     0.41   0.09
           2001  Second Quarter    0.16   0.01
           2001  Third Quarter     0.10   0.01
           2001  Fourth Quarter    0.04   0.02
           2002  First Quarter     0.04   0.01
           2002  Second Quarter    0.03   0.01
           2002  Third Quarter     0.00*  0.00*
           2002  Fourth Quarter    0.00*  0.00*
           2003  First Quarter     0.00*  0.00*
           2003  Second Quarter    0.00*  0.00*
           2003  Third Quarter     0.00*  0.00*
           2003  Fourth Quarter    0.00*  0.00*

         * Amounts have been significantly less than 0.01 per share

THE FOLLOWING INFORMATION REGARDING WARRANTS AND COMMON STOCK SHOULD BE READ IN CONJUNCTION WITH THE REORGANIZATION PLAN WHICH PROVIDES FOR CANCELING ALL OUTSTANDING WARRANTS AND REDUCING THE CURRENT OUTSTANDING SHARES THROUGH A 1 TO 5,000 REVERSE STOCK SPLIT. THIS SPLIT WAS COMPLETED ON MARCH 4, 2004 WITH 8,668 SHARES BEING ISSUED AND ALL OLD SHARES AND WARRANTS BEING CANCELED.

As part of the reorganization plan and merger with eCHEX, all outstanding warrents were canceled and a reverse stock split of 5,000 old shares for 1 new share was effective. Therefore on

December 31, 2003 there were not any warrents outstanding. On December 31, 2002 Worldwide had 1,975,000 common shares subject to the exercise of warrants. On December 31, 2003, approximately 740 shares of eCHEX Worldwide Corp. outstanding common stock were subject to the resale limitations of Rule 144. During the year ended December 31, 2001 WWWN submitted two SB2 filings with the SEC that has been declared effective. The first filing (Number 333-42774) was declared effective February 12, 2001. In this amended filing, Worldwide registered up to 17,562,500 shares of common stock pursuant to agreements with Whitsend Investments, Ltd., Trinity Capital Advisors, Inc. and AMRO International, S.A. The second filing (333-57108) was declared effective June 14,2001 which registered 19,804,274 shares of common stock pursuant to agreements with Whitsend Investments, Ltd., Trinity Capital Advisors, Inc. and AMRO International, S.A.

Use of Proceeds from SB-2/A, declared effective February 12, 2001
-----------------------------------------------------------------

On February 12, 2001, the SEC declared effective the WWWN filing (Number 333-42774) in which Worldwide registered 11,970,060 shares of common stock to the following selling stockholders: Whitsend Investments, Ltd., AMRO International S.A., Trinity Capital Advisors, Inc., Columbia Financial Group, Inc., Technology Equity Fund Corp., The Oxford Group, Inc., and Schumann & Associates. The selling stockholders will receive all of the proceeds from the sale of the shares of common stock offered under this filing. Worldwide will not receive any of the proceeds from the sale of shares of common stock by the selling stockholders. Some of the shares of common stock included in that filing will come from the exercise of warrants. Worldwide may receive proceeds from the exercise of the warrants should the holders choose to exercise them, in their sole discretion. The selling stockholders have no obligation to exercise or convert their securities, and Worldwide Wireless may never receive any additional proceeds from them. Any proceeds Worldwide do receive from them will be contributed to working capital and will be used for general corporate purposes.

Use of Proceeds from SB-2/A, declared effective June 14, 2001
-------------------------------------------------------------

On June 14, 2001, the SEC declared effective the WWWN filing (Number 333-57108) in which Worldwide registered 19,804,274 shares of common stock to the following selling stockholders: Whitsend Investments, Ltd., AMRO International S.A., Trinity Capital Advisors, Inc., Tony Capporicci, Feldhake, August & Roquemore LLP, Fred Maxik, Steve Menzies, Pacific Industrial Partners, Sinclair Davis Trading Corp, and Universal Business Services. The WWWN initial filing of this Form SB-2 was on March 15, 2001. The filing of this registration statement was made to meet its obligations to some selling stockholders under various agreements Worldwide has entered into. These selling stockholders are offering for sale up to 19,804,274 shares of WWWN common stock. All proceeds from the sale of common stock under the SB-2/A will go to the selling stockholders. Worldwide may, however, receive proceeds from the exercise of warrants described in the SB-2/A, should the holders of the warrants choose to exercise them (which are solely in the holders' discretion). Of the 19,804,274 shares offered in the SB-2/A, 16,000,000 may be issuable upon the conversion of convertible debentures. The selling stockholders have no obligation to exercise or convert their securities, and Worldwide Wireless may never receive any additional proceeds from them. Any proceeds Worldwide do receive from them will be contributed to working capital and will be used for general corporate purposes.

Holders
-------

As of December 31, 2003, eCHEX Worldwide Corp. had approximately 108 stockholders of record.

Dividends.
---------

The company has not declared dividends on its common stock and do not anticipate paying dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered
--------------------------------------------------------------------------
Securities
----------

Below is a list of all of the private transactions for the sale of unregistered securities made by Worldwide Wireless for the period January 1, 2003 through December 31, 2003:

NONE

In each of the private transactions above referenced above, Worldwide believe (and have received investor representations to the effect that) each purchaser:

- was aware that the securities had not been registered under federal securities laws;
- acquired the securities for his/her/its own account for investment purposes of the federal securities laws;
- understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and
- was aware that the certificate representing the securities would bear a legend restricting its transfer. Worldwide believe that, in light of the above, the sale of WWWN securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections 3(b) and 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN DISCUSSIONS FOLLOWING REGARDING THE MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE SALE OF ALL THE OPERATIONAL ASSETS TO NEXTWEB, INC. ON OCTOBER 18, 2002. IN ADDITION, THE U.S. BANKRUPTCY COURT FOR THE CENTRAL DISTRICT OF CALIFORNIA CONFIRMED THE COMPANY'S REORGANIZATION PLAN WHICH RESULTED IN THE TRANSFER OF ALL REMAINING ASSETS TO A COURT APPOINTED DISBURSEMENT AGENT FOR
DISTRIBUTION IN ACCORDANCE WITH THE PLAN. ECHEX WORLDWIDE CORP. DOES NOT HAVE ANY CURRENT OPERATIONS.

The following discussion and analysis of the company's financial condition and results of discontinued operations should be read in conjunction with its consolidated financial statements, including all notes attached to these statements, which appear at the end of this filing. In addition to historical information, the discussion here and elsewhere in this filing may contain some forward-looking statements. These statements by their nature involve risks and uncertainties, and should not be construed to imply any promise, certainty or likelihood that these results or trends will necessarily continue in the future. The actual results in the future may differ significantly from those anticipated by these forward-looking statements, due to many factors including those set out in the "Risk Factors," "Business" and other sections of this filing.

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

eCHEX Worldwide Corp. currently does not generate sufficient cash flows to support its current requirements. From the proceeds of the sale to NextWeb, Inc., the company invested $440,000 in a short term money market rate account with an FDIC insured commercial bank. Portions of these funds have been used to support its current requirements. The interest earned represents the only continuing sources of cash flow available to the company. As of December 31, 2003 all cash has been transferred to the Disbursement Agent appointed by the U.S. Bankruptcy Court in order to implement the reorganization plan.

eChex Worldwide Corp. is not currently engaged in any product research and development.

The only remaining non-cash assets of the company weree the publicly registered entity and rights to collect accounts receivable existing as of October 18, 2002, the date of sale to NextWeb, Inc. including accounts previously classified as uncollectable and placed for legal action. As of December 22, 2003, the registered entity was merged with eCHEX International, Inc. to form eCHEX Worldwide Corp. and the rights were transferred to the disbursing agent.

eCHEX Worldwide Corp. also does not anticipate a significant change in the number of its employees.

On February 3, 2004 Articles of Merger were filed with the State of Nevada which confirmed the merger of Worldwide Wireless Networks, Inc with eCHEX International, Inc. The Articles also changed the name of the company to eCHEX Worldwide Corp.

On March 16, 2004 the business plan of eCHEX was abandoned due to the inability of management to raise sufficient funds to implement it. The company is currently reviewing various alternatives regarding future operations. The company has had no significant financial operations since the confirmation of the reorganization plan on December 22, 2003 or the merger on February 3, 2004.

OVERVIEW.
--------

All of the following discussions regarding the financial condition and operations of Worldwide Wireless Networks, Inc. refer to operations which have been discontinued due to the sale of all operational assets to NextWeb, inc. on October 18, 2002. On December 22, 2003 the U.S. Bankruptcy Court confirmed the company's reorganization plan. Accordingly the company is being treated as a "fresh Start" company has described in the AICPA Statement of Position ("SOP") 90-7. As plan confirmation, it has no assets, liabilities or retained earnings.

Revenues.  Worldwide  generated  revenues  primarily  through  the  sale  of
--------
annuity-like service contracts with customers, the sale and installation of wireless networks, and network consulting including sales of networking equipment. Worldwide recognize revenues when services are completed.

Cost  of  Sales.  Cost of sales consisted of third-party network usage and other
---------------
outsourced service costs, cost of equipment sold, and the cost of roof rights. Third-party network costs are expensed in the period when services are rendered and are generally proportional to the number of customers.

Sales  and  Marketing.  Sales  and  marketing  expenses included salaries, sales
---------------------
commissions,  employee  benefits,  travel  and related expenses for direct sales force, fees paid to third-party sales agents, marketing and sales support functions. Marketing costs associated with increasing its user base, which to date have been minimal, are expensed in the period incurred.

General  and  Administrative.  General  and  administrative  expenses  included
----------------------------
salaries, employee benefits and expenses for its executive and finance personal, depreciation of network equipment, technical staff costs, legal, and human resources personnel. In addition, general and administrative expenses include fees for professional services and occupancy costs. Worldwide expect general and administrative expenses to continue at a reduced rate due to the expenses of the bankruptcy and other legal proceedings.

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

BRIDGE TECHNOLOGY
-----------------

Worldwide entered into an agreement with Bridge Technology, Inc. on June 28, 2000. Under this Agreement, Worldwide issued 300,000 shares of restricted common stock for 150,000 restricted shares of Bridge Technology common stock. The shares were issued as restricted in accordance with the Securities and Exchange Commission Regulation 144.

Worldwide has taken an other-than-temporary loss of $1,155,000 on its original investment in Bridge Technology of $1,200,000 , of which $105,000 are recorded on its year-end December 31, 2002 and 550,000 are recorded on its year-end December 31, 2001 financial statements. The original other-than-temporary loss of $500,000 was recorded on its year-end December 31, 2000 financial statements. The investment in Bridge Technology suffered losses because of weak market conditions. The original price per share of $8.00 in July 2000 suffered from a continuous decline down to $0.30 by the end of December 2002. Based upon market forecasts and the slim probability of a reverse trend, management recognized a permanent write down from $4.67 to $0.30 per share to arrive at an investment carrying value of $45,000 or $0.30 per share. Prior to the bankruptcy filing, these shares were transferred to a note holder as partial security for his note. At that time management, recorded the $45,000 value as a reduction in the note payable liability.

RECENT DEVELOPMENTS.
-------------------

On June 30, 2000 Worldwide Wireless Networks, Inc. went into default on a secured promissory note. The secured promissory note was entered on May 1, 2000 with PHI Mutual Ventures, LC. PHI Mutual Ventures, LC loaned us $100,000 under a secured promissory note bearing interest at 12% per annum. The promissory note became due on June 30, 2000, and began to accrue a late interest rate of 18% per annum. As of the date of this filing, Worldwide is in default on the principal and interest in the amount of $126,608, which indebtedness exceeds 5% of the company's total assets. As discussed in Item 3. Legal Proceedings, all legal action relative to this note has been stayed by the bankruptcy filing.

On January 25, 2001, Worldwide Wireless Networks, Inc. went into default on a secured promissory note. The secured promissory note was entered on October 24, 2000 with Mutual Ventures Corporation. The principal value of the secured promissory note is $200,000 bearing interest at 12% per annum. The promissory note became due on January 24, 2001, and began to accrue a late interest rate of 18% per annum. As of the date of this filing, Worldwide are in default on the principal and interest in the amount of $234,800, which indebtedness exceeds 5% of its total assets. As discussed in Item 3. Legal Proceedings, all legal action relative to this note has been stayed by the bankruptcy filing.

On March 16, 2001 World Wide Wireless Networks, Inc. went into default on a secured promissory note. PHI Mutual Ventures, LC loaned us $1,000,000 under a secured promissory note bearing interest at 11% per annum on March 15, 2000. The promissory note became due on March 15, 2001, and began to accrue a late interest rate of 18% per annum. As of the date of this filing, Worldwide are in default on the principal and interest in the amount of $1,262,524, which indebtedness exceeds 5% of its total assets. As discussed in Item 3. Legal Proceedings, all legal action relative to this note has been stayed by the bankruptcy filing.

On January 1, 2002 Worldwide Wireless Networks went into default on a series of secured promissory notes with Esyon Corporation. Beginning on December 28, 2000 through April 2, 2001 Esyon Corporation loaned us a cumulative total of $487,000 under a series of secured promissory notes bearing interest at 10% per annum. The promissory notes became due on January 1, 2002. As of January 1, 2002, Worldwide are in default on the principal and interest in the amount of $531,820, which indebtedness exceeds 5% of its total assets. As discussed in
Item 3. Legal Proceedings, all legal action relative to this note has been stayed by the bankruptcy filing.

On December 28, 2001, the company's attorneys terminated their retainer agreement due to issues related to fees and non-payment by Worldwide Wireless. As of January 1, 2002, the company owed approximately $287,000 in past sue fees. In February 2002, the company signed a promissory note in the amount of $286,972 which requires monthly installments commencing at $1,000 in February 2002 and increasing each January thereafter. The company defaulted on the first payment due in March 2002. As discussed in Item 3. Legal Proceedings, all legal action relative to this note has been stayed by the bankruptcy filing.

As part of its restructuring plan, the company vacated certain office space at its Orange County headquarters and attempted to sub-lease the space. The company ceased paying rent in April 2001 and by December 31, 2001 had accrued $63,665 in liability. In March 2002, the company reached a settlement and executed a promissory note for $62,210 payable monthly beginning in March 2002 at $1,500 per month with increases every six months The Company was current on this note until the bankruptcy filing discussed above. As discussed in Item 3. Legal Proceedings, all legal action relative to this note has been stayed by the bankruptcy filing

On September 11, 2002, the company filed a petition for protection under Chapter 11 of the United States Bankruptcy code in the US Bankruptcy Court for the Central District of California. This allows Worldwide Wireless Networks, Inc to continue to operate while a plan of reorganization is finalized. On October 16, 2002 a motion was filed with court for an emergency sale of the company's assets to protect their value. The motion was approved on October 16, 2002. The sale was completed on October 18, 2002. On this date the Company sold all of its operating assets.

On December 22, 2003 the U.S. Bankruptcy Court for the Central District of California confirmed the Debtor's and Committee's First Amended Joint Plan of Reorganization which provides for the sale of the SEC registered shell to eCHEX for $100,000 plus an approximate 5% equity interest for the unsecured creditors. The plan provides for payment of the expenses of the bankruptcy proceedings and the priority claims to the extent of cash available. The complete plan is attached as exhibit 99.10.

LIQUIDITY  AND  CAPITAL  RESOURCES.
----------------------------------

Since Pacific Link's inception, it has financed its operations primarily through the private placement of equity securities, loans, leasing arrangements, cash-flow from operations and the merger completed with Worldwide Wireless in April 1999. As of December 31, 2003 the company had no cash reserves.

Worldwide has posted operating losses since inception. Long-term debt was $-0-as December 31, 2003. Current liabilities for that same date were $-0- due to the confirmation of the organization plan.

As of December 31, 2003, eCHEX Worldwide Corp. has no lease commitments.

The consolidated cash flows show net cash used by continuing operating activities for the fiscal year ended December 31, 2003 was $456,610. Net cash used by discontinued operations activities was $57,124 during the same period. Net cash used by continuing operations activities was principally attributable to transferring all assets and liabilities to the disbursing agent as part of the reorganization plan.

Any future securities offerings will be effected in compliance with applicable exemptions under federal and state laws. The purchasers and manner of issuance will be determined according to the company's financial needs and the available exemptions. After determination of the availability of debt financing eCHEX Worldwide Corp. may elect to offer securities and, accordingly, will determine the type of offering or the type or number of securities which Worldwide will offer at that time. However, eCHEX Worldwide Corp. can not assure that a future securities offering will be successful. Worldwide has no plans to make a public offering of its common stock at this time. eCHEX Worldwide Corp.also notes that if the company issued more shares of its common stock its shareholders may experience dilution in the value per share of their common stock.

RESULTS OF OPERATIONS FROM DISCONTINUED OPERATIONS.
--------------------------------------------------

The following table sets forth selected consolidated statements of operating data as a percentage of total revenues:

                                                           Year  Ended

                                  Dec 31        Dec 31        Dec 31      Dec 31,     Dec 31,
                                   1999          2000          2001         2002        2003
                               ------------  ------------  ------------  ----------  ----------
Revenues                       $ 1,980,203   $ 3,351,878   $ 1,965,924   $     -0-   $     -0-

AS A PERCENTAGE OF REVENUES
Cost of sales . . . . . . . .  $   972,802   $ 2,292,996   $ 1,054,623   $     -0-   $     -0-

                                      49.1%         68.4%         53.6%

Gross profit. . . . . . . . .  $ 1,007,401   $ 1.058,882   $   911,200   $     -0-   $     -0-

                                      50.9%         31.6%         46.4%

Operating expenses:
   Selling. . . . . . . . . .  $   616,022   $   836,088   $   304,657   $     -0-

                                      31.1%         24.9%         15.5%

   General and administrative  $ 2,417,450   $ 3,990,987   $ 3,270,704   $     -0-   $  76,266

                                     122.1%        119.1%        166.4%

   Total operating expenses .  $ 3,033,472   $ 4,827,075   $ 3,575,361   $     -0-   $  76,266

                                     153.2%        144.0%        181.9%

   Loss from operations . . .  $ 2,026,071   $ 3,768,193   $ 2,664,060   $     -0-   $  76,266

                                     102.3%        112.4%        135.6%

Other income (expense), net .  $   (25,181)  $  (887,179)  $  (974,224)  $(589,740)  $(202,985)

                                       1.3%         25.6%         49.5%

Net Income (loss) . . . . . .  $(2,051,252)  $(4,655,372)  $(3,638,284)  $(589,740)  $(279,251)
                                     103.6%        138.9%        185.1%

Note: No percentages are shown for fiscal 2002 or 2003 as the company had no revenue form operations.

                 TWELVE MONTHS ENDED DECEMBER 31, 2003 AND 2002

Losses from discontinued operations for the period ended December 31, 2003 were $209,851 which represented a decrease of $244,228 from $454,079 for the period ended December 31, 2002. The decrease was primarily attributable to the lack of operations during fiscal 2003.

There were no cost of sales for the year ended December 31, 2003. Cost of sales from discontinued operations for the fiscal year ended December 31, 2002 was $424,533.

There were no selling expenses for the year ended December 31, 2003. Selling expenses from discontinued operations for the fiscal year ended December 31, 2002 were $115,937.

General and administrative expenses for the 2003 fiscal year were $76,266, which represents an increase of $76,266 over fiscal year 2002, as all general and administrative expenses were included in discontinued operations for fiscal 2002. Such expenses totaled $1,675.761. The increase was primarily due to the company filing for protection under Chapter 11 of the United States Bankruptcy Code on September 11, 2002 and discontinuing operations on October 18, 2002, and represents management salaries and other expenses related to the bankruptcy process and expenses related to being a public company.

The company did not have any interest expense for fiscal year 2003. Interest expense consists primarily of interest expense on notes payable and capital equipment leases. Interest expense for fiscal year 2002 was $290,326 and was included in discontinued operations for fiscal 2002. The decrease was primarily attributable to the discontinuance of interest accrual expense on September 11, 2002 due to the filing of a Chapter 11 proceeding in U.S. Bankruptcy Court for the Central District of California on September 11, 2002.

Worldwide net loss for the fiscal year ended December 31, 2003, totaled $279,251, or $5.70 per share, compared to a net loss of $589,740, or $68.00 per share, for the fiscal year ended December 31, 2002. As discussed above the 2003 period was impacted by the bankruptcy filing and subsequent sale of assets in the third quarter of 2002 as well as costs reductions associated with a decreases in the number of personnel, professional and consulting services, and other costs savings.

FACTORS AFFECTING FUTURE OPERATIONS.
-----------------------------------

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

The company's reorganization plan was confirmed by the U.S. Bankruptcy Court on Decedmber 22, 2003. As part of that plan, the company merged with eCHEX International, IncThe merger with eCHEX International to form eCHEX Worldwide Corp. was completed in February 2004. The company has no operations due to abandoning the former business plan due to the inability to raise the required capital. The company is evaluating alternatives for future operations. Upon completion of these activities, it is expected that the company will no longer have future operations in the wireless internet arena.

SEASONAL ASPECTS.
----------------

Worldwide Wireless Networks' business was not seasonal because the sale of its services is not linked to seasonal variables. No representations are made regarding future operations of eCHEX Worldwide Corp. as the type of future operations is unknown.

SUBSEQUENT  EVENTS.
-------------------

There have been no significant financial subsequent events since December 31, 2003 other than the merger completion, the implementation of the reverse split and the issuing of the 250,000 share of common stock to the creditors' committee. As part of the merger, the company changed its name to eCHECX Worldwide Corp.

As discussed below, on March 16, 2004 Michael Manion was appointed President and Sole Director as a result of the resignation of Madeleine Gestas on February 18, 2003. Ms. Gestas resigned due to the decision to abandon the proposed eCHEX business plan based on the inability of the company to raise the necessary capital. There no disagreements between Ms.Gestas and the company regarding financial or disclosure matters.

ITEM 7:  FINANCIAL STATEMENTS

The financial statements required by this item are set forth on pages F-1 through F-10

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Worldwide has had no change in, or disagreements with, its principal independent accountant during its last three fiscal years.

On March 1, 2004 the company filed a Form 8-K reporting a change in auditors to Chisholm, Bierwolf & Nilson from Chisholm & Associates. This change resulted from the merger between Chisholm & Associates with Bierwolf, Nilson & Associates. There were no disagreements with Chislohm & Associates on accounting and financial disclosure matters.

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

The names, ages and positions of Worldwide directors, executive officers and key employees as of the date of this filing are set forth below. Biographical information for each of these persons is also presented below. The executive officers are appointed by the Board of Directors and serve at its discretion.

                       DIRECTORS AND EXECUTIVE OFFICERS

Name                        Age                 Position Held
----------------            ---            -----------------------
Jerry Collazo                46            President
                                           Chief Financial Officer
                                           Director

Madeleine Gestas                           President
                                           Director

Michael F Manion             53            President
                                           Director

(1) Mr. Collazo resigned as President and acting Chairman of the Board on December 22, 2003 as part of the reorganization plan.
(2) Ms. Gestas resigned as President and Director on February 18, 2004 due her abandonment of eCHEX's proposed business plan because of the company's inability to achieve capital for operations.

JERRY COLLAZO. Mr. Collazo joined us as Chief Financial Officer in July 2000, and as of January 4, 2001, he was appointed President and acting Chief Executive Officer. Most recently, prior to joining Worldwide Wireless, Mr. Collazo served from August 1996 to April 1998 as COO of Xtend Micro Products. From August 1995 to July 1996, he served as CFO of Powerwave Technologies (NASDAQ:PWAV), a leader in wireless telecommunications, helping the company grow to $60 million in revenues. Prior to that, he served as CFO of Young Minds, Inc. Mr. Collazo has also served as Director of Finance and Tax for Seagate Technology (NYSE:SEG) (formerly Archive Corporation), a $400 million revenue company. In addition, he has served as a manager at Ernst & Young. Mr. Collazo is a CPA, and holds a Masters in Business Administration from UCLA, a Masters in Business Taxation from Golden Gate University and a BS in Accounting from Fort Lewis College. Mr. Collazo resigned from his position on December 22, 2003 in accordance with the reorganization plan.

MADELEINE GESTAS MS. Gestas took over as President and sole Director of eCHEX upon confirmation of the company's reorganization plan by the U.S. Bankruptcy Court on December 22, 2003. She founded Global Payment Solutions, LLC in 1998, and has worked in emerging payment technologies for the last 5 years. Under Ms. Gestas, Global Payment Solutions developed relationships with both government and corporate clients. In her capacity with Global Payment Solutions, which is an electronic payment processing (EFT/ACH) sales and marketing company,, Ms. Gestas, succeeded in bringing such accounts as Lockheed Martin IMS, EDS and ACS, to the company. Ms. Gestas has represented GPS on the NACHA's Electronic Check Council, which is responsible for setting regulatory guidelines for the electronic payments industry. Ms. Gestas received her undergraduate paralegal degree from Santa Clara University of Santa Clara, CA in 1982 and attended New College of Law of San Francisco, CA. in 1994. Prior to founding Global Payment Solutions, Ms Gestas worked in the legal field for 15 years, specializing in intellectual property and issues relating to the Hispanic community in California. Ms. Gestas worked for the law firms of Cooley & Godward LLC of San Francisco, CA and Pennie & Edmonds LLC of Palo Alto, CA. as a legal secretary/paralegal processing Intellectual property files. She also served as a Clerk of the Court for the U.S. Ninth Circuit Court of Appeals in San Francisco. Ms. Gestas resigned from her position in 2004 due to the abandonment of the xCHEX business plan.

MICHAEL F MANION Mr. Manion, 53, accepted the appointment as President and Director of eCHEX Worldwide Corp on March 16, 2004. The appointment was offered at a Board meeting held February 18, 2004. Mr. Manion has experience in evaluating and analyzing bankrupt public corporations for appropriateness as potential candidates for a plan of restoration whereby the compliance and reporting deficiencies of the corporation are remedied. Mr. Manion has had experience in negotiating the acquisition and control of another public company that was in bankruptcy, Sun City Industries Inc., a Delaware corporation. He currently is the President and Director of Sun City Industries Inc. having been appointed by Court Order in June 2003. From April 1996 through March 2001, Mr. Manion was employed by Continental Capital and Equity Corporation a privately held advertising entity. Since March 2001 Mr. Manion has been an entrepreneur developing a database of publicly held corporations that have declared bankruptcy. He is a 1994 cum laude graduate of the Wharton School of Business at the University of Pennsylvania.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.
---------------------------------------------------------------------

Section 16(a) of the Exchange Act requires Worldwide Wireless's directors and officers and persons who beneficially own more than ten percent of Worldwide Wireless's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock in Worldwide Wireless. Officers, directors and greater-than-ten percent shareholders are required by Commission regulation to furnish Worldwide Wireless with copies of all Section 16(a) reports they filed. To the company's knowledge, based solely on review of the copies of reports furnished to Worldwide and written representation that no other reports were required, during the fiscal year ended December 31, 2003, these persons complied with all Section 16(a) filing requirements.

ITEM 10:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                                                   Long Term Compensation
                                                                         ------------------------------------
                                         Annual Compensation                     Awards             Payouts
                              -------------------------------------------------------------------------------
(a)                            (b)      (c)         (d)        (e)          (f)          (g)         (h)         (i)
----------------------------  ------  ----------  ---------  ----------  -----------  -----------  ----------  ----------
                                                               Other     Restricted   Securities
                                                               Annual       Stock     Underlying               All Other
                                                              Compen-      Award(s)    Options/       LTIP      Compen-
Name and Principal Position    Year   Salary ($)  Bonus ($)  sation ($)      ($)       SARs (#)     Payouts    sation ($)
--------------------------------------------------------------------------------------------------------------------------
MADELEINE GESTAS               2003   N/A         N/A        N/A         N/A          N/A          N/A         N/A

JERRY COLLAZO                  2003   83,250      N/A        N/A         N/A          N/A          N/A         N/A
                               2002   122,000     N/A        N/A         N/A          N/A          N/A         N/A
                               2001   130,000     N/A        N/A         N/A          300,000      N/A         N/A
                               2000   130,000     N/A        N/A         N/A          N/A          N/A         N/A
                               1999   N/A

ITEM  11:  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

CERTAIN DISCUSSIONS FOLLOWING REGARDING SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE SALE OF ALL THE OPERATIONAL ASSETS TO NEXTWEB, INC. ON OCTOBER 18, 2002.

The percentage of beneficial ownership is based on 43,555,358 shares of common stock outstanding as of March 28, 2002 (last date for which information is available).

---------------------------------------------------------------------------------------
(1)                            (2)                              (3)             (4)
                 NAME AND ADDRESS OF BENEFICIAL         AMOUNT AND NATURE     PERCENT
TITLE OF CLASS   OWNER                                  OF BENEFICIAL OWNER   OF CLASS
---------------------------------------------------------------------------------------
Common Stock     Dennis Shen (Former Director)              2,398,500(1)       5.50%
                 And Susan Shen
                 770 The City Drive South, Suite 3700
                 Orange, California 92868
---------------------------------------------------------------------------------------
Common Stock     Ming-Chau Yeung                              688,000          1.60%
                 9 Red Coat Place
                 Irvine, California 92602
---------------------------------------------------------------------------------------

(1)  Dennis Shen is the record owner of 500,000 shares and options to purchase 4,500 shares; he and Susan Shen jointly own 1,606,000 shares, and they share voting and investment power over 688,000 shares held by Susan's mother, Ming-Chau Yeung.

DISPUTED BENEFICIAL OWNERSHIP

On March 28, 2000, Worldwide filed a lawsuit in Orange County, California Superior Court - Central Justice Center, against one of its former consultants, DFL Capital Partners, LLC, and its former legal counsel, alleging, among other things, fraud and malpractice. The dispute arose out of an Option Agreement Worldwide entered into in 1998 whereby DFL provided certain consulting services in exchange for options to purchase common stock of Worldwide Wireless. Worldwide retained legal counsel recommended to us by DFL, but Worldwide was never advised that the partner of the law firm who represented us specifically was, at the same time, also the managing member of DFL Capital Partners, LLC. As a result of this undisclosed conflict of interest, Worldwide believe that the agreement which the law firm counseled us to sign did not adequately protect us in terms of the services which Worldwide understood Worldwide was supposed to receive and the number of stock options which DFL was to receive as compensation for these services. Worldwide subsequently dismissed the lawsuit.

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

On August 4, 2000, Worldwide entered into an employment agreement with Mr. Collazo to serve as the Chief Financial Officer for an initial term of three years, terminating on July 17, 2003. Mr. Collazo was appointed President and acting Chief Executive Officer on January 4, 2001 and was appointed to Director on July 20, 2001. The agreement automatically renewed for one year successive terms after the initial term. Under the agreement, Mr. Collazo received a salary of $130,000 per year and could have received a yearly bonus up to 35% of his base salary. He received an option to purchase 300,000 shares of stock at $3.00 per share vesting ratably over a period of two years. He was also reimbursed for expenses incurred on behalf of the company. The agreement provided that either party could terminate the agreement by giving 30 days notice. As the sole director and officer of the company, Mr. Collazo reduced his compensation to $83,250 for fiscal 2003 and terminated his employment with the company effective December 22, 2003 in accordance with the reorganization plan.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER               DESCRIPTION
----------------------------------------------------------------------------------------
1.1       N/A

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

3.2(3)    Certificate  of  Amendment  to  Articles  of  Incorporation  of  Second
          Investors Group, Inc. filed June 19, 1998

3.3(3)    Certificate  of  Amendment  to  Articles of Incorporation of Progressive
          Environmental Recovery Corporation dated January 29, 1999

3.4(3)    Amended  and Restated Bylaws of Worldwide Wireless Networks, Inc., dated
          September 14, 1999

4.1(3)    Form  of  Stock  Purchase  Warrant  Agreement

4.2(3)    Form  of  7%  Convertible  Debenture

5.1       N/A

6.1       N/A

7.1       N/A

8.1       N/A

9.1       N/A


10.1(3)   Lease  Agreement, dated March 30, 1999, between Worldwide Wireless and
          NL- Orange, LP

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

10.12(4)  Employment  Agreement  with  Charles  Bream  dated  January  1,  2000

10.13(4) Consultant Agreement, dated July 12, 2000, between Worldwide Wireless and Columbia Financial Group

10.14(4) Consultant Agreement, dated November 2000, between Worldwide Wireless and Columbia Financial Group

10.15(6) Settlement Agreement, dated January 25, 2001, between Worldwide Wireless and Sinclair Davis Trading Corporation.

10.16     Stock Option Agreement, dated October 5, 2000, between Worldwide
          Wireless and Charles C. Bream (Previously misfiled on Form 8-K filed on October 31, 2000 as Exhibit 99.1)


10.17     Performance Stock Option Agreement, dated October 5, 2000, between
          Worldwide Wireless and Charles C. Bream (Previously misfiled on Form
          8-K filed on October 31, 2000 as Exhibit 99.2)

10.18 Employment Agreement, dated August 4, 2000, between Worldwide Wireless and Jerry Collazo

11.1      N/A

12.1      N/A

13.1      N/A

14.1      N/A

15.1      N/A

16.1      N/A

17.1(2)   Letter Regarding Director Resignation

17.2(7)   Letter Regarding Secretary Resignation

17.3(7)   Letter Regarding Chairman Resignation

18.1      N/A

19.1      N/A

20.1      N/A

21.1(2)   Subsidiaries of the Registrant

22.1      N/A

23.1* Report of Independent Public Accountants dated March 23, 2003, for year-end financial statements

27.1      N/A

31.1*     Certification of the Chief Executive Officer and Chief Financial
          Officer Pursuant to 15 U.S.C. 78M(A) OR 78O(D) As Adopted Pursuant To
          Section 302 of the Sarbanes-Oxley Act of 2002


32.1*     Certification  of  Chief Executive Officer and Chief Financial Officer
          Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906
          of the Sarbanes- Oxley Act of 2002

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

99.7(7)   Voluntary  Petition  for  Reorganization  under  Chapter 11 of the U. S.
          Bankruptcy Code Filed September 11, 2002 in U.S. Bankruptcy Court for the Central District of California

99.8(7)  Order  of  the  U.S.  Bankruptcy  Judge  authorizing  sale  of  assets

99.9(7)  Acquired  Asset  Agreement  with  NextWeb,  Inc  dated October 18, 2002

99.10(8)  Order  of  the  U.S.  Bankruptcy  Judge  confirming  the  Debtor's  and
          Committees First Amended Joint Plan of Reorganization including the
          Plan as an exhibit to the order

99.11(9)  Articles of Merger

*    Filed herewith
1    As previously filed with the Form 8-K on May 12, 2000
2    As previously filed with the Form 8-K on October 31, 2000
3    As previously filed with the Form SB-2/A on November 21, 2000
4    As previously filed with the Form SB-2/A on January 5, 2001
5    As previously filed with the SB-2/A on February 9, 2001
6    As previously filed with the Form SB-2/A on March 16, 2001
7    As previously filed with the Form 10-KSB for the year ended December 31, 2002
8    As previously filed with the Form 8-K on December 23, 2003
9    As previously filed with the Form 8-K on March 19, 2004

                              ECHEX WOLRDWIDE CORP.
                  ( FORMERLY WORLDWIDE WIRELESS NETWORKS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                             C O N T E N T S

Auditor's Report. . . . . . . . . . . . . . . . . . . . . . .   3

Consolidated Balance Sheets . . . . . . . . . . . . . . . . .   4

Consolidated Statements of Operations . . . . . . . . . . . .   5

Consolidated Statements of Stockholders' Equity . . . . . . .   6

Consolidated Statements of Cash Flows . . . . . . . . . . . .   7

Notes to the Consolidated Financial Statements. . . . . . . .   8

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of eCHEX Worldwide Corp.

We have audited the accompanying consolidated balance sheets of eCHEX Worldwide Corp. (formerly Worldwide Wireless Networks, Inc.) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eCHEX Worldwide Corp. (formerly Worldwide Wireless Networks, Inc.) as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company filed Chapter 11 under the U.S. Bankruptcy Code, sold their operations and is dependent on financing to continue operations. These factors raise substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Chisholm,  Bierwolf  &  Nilson,  LLC
Bountiful,  Utah
March  23,  2004


    The accompanying notes are an integral part of these financial statements

                              ECHEX WORLDWIDE  CORP
                  (FORMERLY WORLDWIDE WIRELESS NETWORKS, INC.)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                           December 31,
                                                      ------------------------
                                                         2003        2002
                                                      ---------  -------------
CURRENT ASSETS
   Cash and cash equivalents                          $      -   $          -
   Restricted cash                                                    513,734
   Assets from discontinued operations                       -          5,597
                                                      ---------  -------------

   Total Current Assets                                      -        519,331
                                                      ---------  -------------

      TOTAL ASSETS                                    $      -   $    519,331
                                                      =========  =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES

   Liabilities from discontinued operations           $      -   $  5,726,814
                                                      ---------  -------------

      TOTAL LIABILITIES                                      -      5,726,814
                                                      ---------  -------------

STOCKHOLDERS' EQUITY
Common stock, 50,000,000 shares of $0.001 par value
  authorized, 1,268,668 and 8,668 shares issued and
  outstanding, respectively                              1,269              9
    Additional paid-in capital                          (1,269)     6,210,832
    Retained earnings                                        -    (11,418,324)
                                                      ---------  -------------

         Total Stockholders' Equity                          -     (5,207,483)
                                                      ---------  -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      -   $    519,331
                                                      =========  =============

                                     ECHEX WORLDWIDE  CORP
                            (FORMERLY WORLDWIDE WIRELESS NETWORKS, INC.)
                               Consolidated Statements of Operations

                                                                       For the Years Ended
                                                                           December31,
                                                                   ---------------------------
                                                                       2003          2002
                                                                   -----------  --------------
REVENUES                                                           $        -   $           -

COST OF SALES                                                               -               -
                                                                   -----------  --------------

GROSS PROFIT                                                                -               -
                                                                   -----------  --------------
SELLING EXPENSES                                                            -               -

GENERAL AND ADMINISTRATIVE EXPENSES                                    76,266               -
                                                                   -----------  --------------
TOTAL OPERATING EXPENSES                                               76,266               -
                                                                   -----------  --------------

OTHER INCOME AND (EXPENSES)
   Interest Income                                                      4,352
   Miscellaneous Income                                                 2,514               -
                                                                   -----------  --------------
                                                                        6,866               -
                                                                   -----------  --------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                                   (69,400)              -
                                                                   -----------  --------------

INCOME TAXES-                                                               -               -

DISCONTINUED OPERATIONS
   Gain (loss) from discontinued operations (net of income
    taxes of $0)                                                                   (1,043,819)
      Gain (loss) from disposal (net of income tax payable of $0)    (209,851)        454,079
                                                                   -----------  --------------
      Total Gain (Loss) from Discontinued Operations                 (209,851)       (589,740)
                                                                   -----------  --------------

NET INCOME (LOSS)                                                  $ (279,251)  $    (589,740)
                                                                   ===========  ==============

 NET INCOME (LOSS) PER SHARE:
 Net income (loss) from continuing operations                      $    (5.70)  $       (0.00)
 Net income (loss) from discontinued operations                    $   (17.25)  $      (68.00)
                                                                   -----------  --------------
 Net income (loss) per share                                       $   (22.95)       .$(68.00)
                                                                   ===========  ==============

WEIGHTED AVERAGE OUTSTANDING SHARES                                    12,168           8,668
                                                                   ===========  ==============

                              ECHEX WORLDWIDE  CORP
                  (FORMERLY WORLDWIDE WIRELESS NETWORKS, INC.)
                 Consolidated Statements of Stockholders' Equity
                 For the Years Ended December 31, 2003 and 2002

                                                     Additional
                                   Common Stock       Paid-In       Retained
                                 Shares    Amount     Capital       Earnings
                                ---------  -------  ------------  -------------
Balance, December 31, 2001          8,668  $     9  $ 6,210,832   $(10,828,584)

Net loss for the year ended
     December 31, 2002                  -        -            -       (589,740)
                                ---------  -------  ------------  -------------

Balance, December 31, 2002          8,668  $     9  $ 6,210,832   $(11,418,324)

December 2003 - shares issued
  in reorganization             1,260,000    1,260       (1,260)             -

Net income (loss) for the year
    ended December 31, 2003             -        -            -       (279,251)

Reorganization adjustment               -        -   (6,210,841)    11,697,575
                                ---------  -------  ------------  -------------

Balance, December 31, 2003      1,268,668  $ 1,269  $    (1,269)  $         (-)
                                =========  =======  ============  =============

                                ECHEX WORLDWIDE  CORP
                     (FORMERLY WORLDWIDE WIRELESS NETWORKS, INC.)
                        Consolidated Statements of Cash Flows

                                                               For the Years Ended
                                                                   December 31,
                                                            -------------------------
                                                               2003          2002
                                                            -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                        $ (279,251)  $  (589,740)
   Net income (loss) from discontinued operations             (209,851)     (589,740)
                                                            -----------  ------------
   Net Income (loss) from continued operations                 (69,400)            -
   Adjustments to reconcile net income (loss) to net cash
   provided (used) in continuing activities:                         -             -
                                                            -----------  ------------

   Change in assets and liabilities                                  -             -
                                                            -----------  ------------

   Net Cash Provided (Used) by Continuing
      Operating Activities                                     (69,400)            -
                                                            -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                               -

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash transferred to disbursing agent                        (387,210)            -
                                                            -----------  ------------

    Net Cash Provided (Used) by Financing Activities          (387,210)            -
                                                            -----------  ------------

Net Cash Provided (Used) by Continuing Operations             (456,610)            -

Net Cash Provided (Used) by Discontinued Operations            (57,124)    1,051,091
                                                            -----------  ------------

INCREASE (DECREASE) IN CASH                                   (513,734)      461,351

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                     513,734        52,383
                                                            -----------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $        -   $   513,734
                                                            ===========  ============


SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for interest                                   $        -   $         -
   Cash paid for income taxes                               $        -   $         -

Non-cash financing transaction:

   Accounts and notes payable settled through
      bankruptcy proceedings                                $5,873,944   $         -

                              ECHEX WORLDWIDE  CORP
                  (FORMERLY WORLDWIDE WIRELESS NETWORKS, INC.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE  1 - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          a.   Organization

          The audited consolidated financial statements presented for December 31, 2003 and 2002, are those of Worldwide Wireless Networks, Inc. (formerly Pacific Link Internet, Inc.) (The "Company"). The Company was incorporated under the laws of the State of California on September 22, 1997, however operations began on August 1, 1997. The Company provided wireless internet access to business and individuals from August 1, 1997 through September 17, 2002 and has discontinued its operations. On December 31, 2003, the Company emerged from Chapter 11 bankruptcy.

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

          On September 11, 2002, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy code in the U.S.
          Bankruptcy Court for the Central District of California. The liabilities subject to compromise and settlement under the Confirmed Plan of Reorganization include accounts payable of approximately $1,131,000, accrued expenses of approximately $1,516,000 and lines of credit and notes payable of approximately $3,078,000.

          On September 17, 2002, the Company filed a motion with the bankruptcy court to have an emergency sale of assets. On this same date, the Company signed a definitive agreement to sell all of their operating assets to NextWeb, Inc. of Fremont, California. On October 16, 2002, the Court affirmed the sale of the Company's operating assets to NextWeb, Inc. for $550,000 plus assumption of the customer deposits liability of approximately $92,293. The $550,000 of cash received was restricted and is to be used to pay Court approved fees, costs and other administrative expenses incurred during the reorganization period. On December 31, 2003, the

                              ECHEX WORLDWIDE  CORP
                  (FORMERLY WORLDWIDE WIRELESS NETWORKS, INC.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE  1 - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

          remaining cash was transferred to the disbursing agent in order to settle the outstanding liabilities as provided in the reorganization plan.

          a.   Organization  (continued)

          On December 18, 2003, the bankruptcy court confirmed the debtor's and the creditor committee's plan for reorganization. The plan provides for the sale of the Company's public shell to ECHEX INTERNATIONAL, INC., A California Corporation ("ECHEX") for $100,000 and the reorganization of the company's common stock. Pursuant to the plan, the Company's existing common stock has been retroactively restated to reflect the reverse split of 1 new share for every 5,000 current shares. The Company's reorganized common stock will consist of 1,268,668 shares. An additional 4,000,000 shares to be issued in exchange for all of the outstanding shares of ECHEX was included in the reorganization plan. That issuance has been canceled due to the abandonment of the proposed business plan. Upon approval of the reorganization plan, the management of the Company resigned and was replaced by Madeleine Gestas as President and sole director. The acquisition will be treated as a reverse merger thus making ECHEX the accounting survivor.

          On December 31, 2003, the debtor's and creditor committee's plan for reorganization became effective. Accordingly, the Company has adopted the fresh-start accounting provisions under SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Pursuant to SOP 90-7, the Company has eliminated the retained earnings (deficit) and is considered to have a fresh start. The effect of the plan of reorganization on the balance sheet as of December 31, 2003 is as follows:

                                        Preconfirmation    Adjustments    Reorganized
Assets:                                -----------------  -------------  -------------
-------
  Restricted cash                      $        387,210   $   (387,210)  $          -
                                       -----------------  -------------  -------------

Total Assets                           $        387,210   $   (387,210)  $          -
                                       =================  =============  =============

Liabilities and Stockholders' Equity:
-------------------------------------
  Accounts payable                              172,799       (172,799)             -

  Accounts payable - prefiling                1,105,769     (1,105,769)             -

  Accrued expenses                            1,516,490     (1,516,490)             -

  Notes payable                               3,078,886     (3,078,886)             -

  Common stock                                   43,556        (42,287)         1,269
  Paid in capital                             6,167,286     (6,168,555)        (1,269)
  Retained earnings                         (11,697,576)    11,697,576              -
                                       -----------------  -------------  -------------
 Total Liabilities and Stockholders'
    Equity                             $        387,210   $   (387,210)  $          -
                                       =================  =============  =============

                              ECHEX WORLDWIDE  CORP
                  (FORMERLY WORLDWIDE WIRELESS NETWORKS, INC.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE  1 - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     The  adjustments  consists  of  the  following:
     (1) Cash transferred to the disbursing agent in settlement of the liabilities.
     (2)  Reorganization  of  common  stock  including  reverse  stock  split.
     (3)  Elimination  of  the  retained  deficit.

     b.  Restricted  Cash

     Cash is restricted for the payment of the expenses of the bankruptcy proceedings. Any cash remaining after payment of these expenses will be distributed to the creditors pursuant to the Confirmed Bankruptcy Plan. During December 2003, the remaining cash was transferred to the disbursing agent appointed by the bankruptcy court.

     d.   Provisions  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $6,210,841 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2013. No tax benefit has been reported in the financial statements because the Company has yet to generate taxable income.

     Deferred tax assets and the valuation account is as follows at December 31, 2003 and 2002:

      Deferred tax asset:              2003         2002
                                    ----------  ------------
         NOL carryforward           $ 931,626   $ 3,882,980
         Valuation allowance         (931,626)   (3,882,980)
                                    ----------  ------------
         Total                      $       -   $         -
                                    ==========  ============

     e.    Use  of  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the reporting period. In these financial statements, assets, liabilities, revenues and expenses involve reliance on management's estimates. Actual results could differ from those estimates.

     NOTE 2 - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. Pursuant to the plan of reorganization confirmed by the bankruptcy court, it is management's plan to complete the merger with ECHEX in March 2004. Company management is currently evaluating various alternatives available for either acquiring an existing business or potential startup opportunities.

                              ECHEX WORLDWIDE  CORP
                  (FORMERLY WORLDWIDE WIRELESS NETWORKS, INC.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 3 - DISCONTINUED OPERATIONS

         Assets from discontinued operations:
                                                    2003      2002
                                                    -----  ----------
         Accounts Receivable                        $   -  $    3,082
         Deposits                                               2,515
                                                           ----------
         Total assets from discontinued
             operations                             $   -  $    5,597
                                                    =====  ==========

         Liabilities from discontinued operations:

                                                     2003        2002
                                                    -----  ----------
         Accounts Payable                           $   -  $1,131,437
         Accrued Expenses                               -   1,516,490
         Lines of Credit                                -      50,304
         Notes Payable                                  -   2,425,053
         Convertible Debentures                         -     603,530
                                                    -----  ----------
         Total liabilities from discontinued
             operations                             $   -  $5,726,814
                                                    =====  ==========

         The loss from discontinued operations includes the results of all operations through the measurement date of October 18, 2002. The loss from disposal of discontinued operations includes the results of operations from the measurement date through December 31, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  eCHEX Worldwide Corp. (formerly Worldwide Wireless Networks, Inc.)

By:          /S/
   ---------------------------
Date: March 24, 2004

John Wolf
---------
Disbursement Agent and Trustee
------------------------------


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.


     /S/
--------------------
Date: March 24, 2004

John Wolfe
----------
Disbursing  Agent
-----------------