Form 10QSB
period 2004-03-31
ECHEX WORLDWIDE CORP
filed 2004-05-20
CIK 1095821

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

01-06914

Commission file number

ECHEX WORLDWIDE CORP.

(Exact name of small business issuer as specified in its charter)

7609 Ralston Road Arvada, Colorado 80002

(Address of principal executive office)

(407) 880-2213

(Issuer's telephone number)

Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)
Yes [X] No[ ]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to corporate issuers
As of March 31, 2004, there were 268,668 shares of the issuer's Common Stock, $0.001 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

ECHEX WORLDWIDE CORP. FORM 10-QSB TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Balance Sheets	F-1
	Statements of Operations	F-2
	Statements of Cash Flows	F-3
	Notes to Financial Statements	F-4
Item 2	Management's Discussion and Plan of Operation
Item 3	Controls and Procedures

PART II	OTHER INFORMATION
Item 5	Other Matters
Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ECHEX WORLDWIDE CORP. (formerly Worldwide Wireless Networks, Inc.) Consolidated Balance Sheets
	March 31, 2004 (unaudited)	December 31, 2003

ASSETS
Current assets:
Cash	$0	$0

Total current assets	0	0

Total Assets	$0	$0

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$0	$0

Total current liabilities	0	0

Total Liabilities	0	0

Stockholders' equity:
Common stock,
$0.001 par value 75,000,000 shares authorized; 268,668 shares issued	269	1,269
Additional paid-in capital	(269)	(1,269)
Retained earnings	0	0

Total Stockholders' Equity	0	0

Total Liabilities and Stockholders' Equity	$0	$0

See notes to financial statements.

ECHEX WORLDWIDE CORP. (formerly Worldwide Wireless Networks, Inc.) Consolidated Statements of Operations

	Three Months Ended
	March 31, 2004 (unaudited)	March 31, 2003 (unaudited)

Sales, net	$0	$0

Selling, general and administrative expenses	0	17,116

Operating expenses	0	17,116

Loss before other income and income taxes	0	(17,116)

Other income:
Interest income	0	1,258

Loss from continuing operations before income taxes	0	(15,858)

Discontinued operations:
Net loss from discontinued operations, net of taxes	0	(30,488)

Income taxes	0	0

Net loss	$0	$(46,346)

Net loss per share:
Net loss from continuing operations	$(0.00)	$(1.83)
Net loss per share, basic and diluted	$(0.00)	$(5.35)

Weighted average common shares outstanding, basic and diluted	268,668	8,668

See notes to financial statements.

ECHEX WORLDWIDE CORP. (formerly Worldwide Wireless Networks, Inc.) Consolidated Statements of Cash Flows
	Three Months Ended
	March 31, 2004 (unaudited)	March 31, 2003 (unaudited)

Operating Activities:
Net income (loss)	$0	$(15,858)
Net loss from discontinued operations	0	(30,488)
Adjustments to reconcile net income to cash:
Increase in prepaid expenses	0	1,847
Increase in accounts payable and accrued expenses	0	4,919

Cash used by operating activities	0	(39,580)

Decrease in cash	0	(39,580)
Cash - beginning	0	513,734

Cash - ending	$0	$474,154

See Notes to Financial Statements.

ECHEX WORLDWIDE CORP.
 ( formerly Worldwide Wireless Networks, Inc.)
 Notes to Interim Financial Statements
March 31, 2004
(Unaudited)

1. Basis of Presentation

            The financial statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2003 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

            The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

            In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2004 and 2003. All such adjustments are of a normal recurring nature. The financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2. Fresh-Start Accounting

            On December 31, 2003, the debtor's and creditors' committee's plan for reorganization became effective. Accordingly, we have adopted the  fresh-start  accounting  provisions of SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, and as of December 31, 2003, we have eliminated the accumulated deficit of $11,697,576.

            In connection with the Reorganization Plan (the "Plan"), we restructured our capital as follows:

                        a.  Revised our charter to authorize a maximum issuance of 75 million shares of common stock and 25 million shares of preferred stock.

                        b.  Implemented a reverse split at a rate of one new share for each 5,000 old shares. Any holdings of less than 5,000 shares in any discrete account were cancelled and extinguished without recourse. 8,668 shares were distributed to common stockholders as a result.

                        c.  Cancelled and terminated all options, warrants, stock plan rights and conversion rights of any kind, including without limitation any convertible debt instruments

                        d.  Cancelled all preferred stock of every series and the accompanying conversion rights of any kind without limitation.

                        e.  Issued 250,000 common shares to be distributed pro-rata to the general unsecured Chapter 11 creditors of Worldwide Wireless Networks, Inc.

                        f.   Issued 10,000 common shares to accounting consultants.

                        g.  Designated 1,000,000 shares to be issued under the Chapter 11 Plan to the investors funding the Plan. The shares, which were never formally issued, and the rights to receive these shares have been cancelled as part of the Agreement of Reorganization with BBMF Inc. et al, dated April 1, 2004. See Form 8-K filed 4/15/2004.

3. Discontinued Operations

            As part of the Plan of Reorganization, the Company merged with eCHEX International, Inc. ("eCHEX") to form Echex Worldwide Corp. ("Echex Worldwide").  This acquisition was completed on Feb 3, 2004 by the filing of the Articles of Merger with the State of Nevada. The acquisition was accounted for as a reverse merger and, accordingly, the accounts of eCHEX were to survive. On March 16, 2004, eCHEX abandoned its business plan due to its inability to raise capital and our then President and Director, Madeleine Gestas resigned. Before her resignation she appointed Michael F. Manion her successor. The financial results of eCHEX for the quarter ended March 31, 2004 have been presented as a discontinued operation and the pre-merger accounts of Echex Worldwide Corp. were reinstated. There were no sales or expenses of eCHEX during the first quarter of 2004.

4. Earnings/Loss per Share

            Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Earnings per share for 2003 have been restated to reflect our 1- for - 5,000 reverse split as noted above. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

5. Commitments/ Events Subsequent to March 31, 2004

            On April 1, 2004, we entered into the Agreement and Plan of Reorganization with BBMF Group Inc, a British Virgin Islands corporation and others, whereby we acquired, 100% of the issued and outstanding ordinary shares of BBMF Group, Inc. in exchange for 20 million shares of our common stock. The shares of our Company's common stock were delivered to the sole shareholder of BBMF Group, Inc. on April 1, 2004. The 20 million common shares issued under this agreement equal approximately 98.67% of our issued and outstanding shares.

            On April 9, 2004, we changed our name from Echex Worldwide Corp. to BBMF Corporation. The change was effected pursuant to Title 7, Chapter 92A of the Nevada Revised Statutes ("NRS") by the merger of a wholly owned subsidiary into Echex Worldwide Corp., the surviving corporation. Effective April 15, 2004, our common stock began trading on the OTC Bulletin Board under the symbol "BBMF."

            BBMF Group, Inc. is a developer and distributor of mobile games and other mobile applications. It focuses on JAVA mobile games, and provides games in JAVA, BREW, WAP and SMS. Additionally, BBMF develops and distributes mobile Karaoke, ringtones and truetones.

            Pro Forma Information:

            The financial statements of BBMF Group, Inc. are not currently available. In accordance with Item 7(a)(4) of the Instructions to Form 8-K, we will file such financial statements as soon as they become available and in no event later than 60 days from the date of filing the Form 8-K  disclosing the Agreement and Plan of  Reorganization with BBMF Group, Inc. Required pro forma information will be provided by amendment at that time.

6. New Accounting Standards

            In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-06, "Participating Securities and the Two-Class Method under FAS 128, Earnings per Share." Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for the fiscal quarter ending June 30, 2004. We do not anticipate that adopting EITF 03-06 will have any impact on our consolidated financial statements.

            Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 were to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the variable interest entity ("VIE"). We adopted FIN 46 on July 1, 2003. The implementation of FIN 46 did not have an impact on the earnings or financial position of the Company.

            In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No.146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. A commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Accordingly, the Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The implementation of SFAS No. 146 did not have a material impact on the earnings or financial position of the Company.

            In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at its inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. FIN 45 also requires additional disclosures related to guarantees. The recognition measurement provisions of FIN 45 are effective for all guarantees entered into or modified after December 31, 2002. FIN 45 also requires additional disclosures related to guarantees in interim and annual financial statements. Accordingly, we adopted the provisions of FIN 45, effective January 1, 2003. The implementation of FIN 45 did not have an impact on our earnings or financial position.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

            Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," "strategy" and similar expressions) which are based on our current expectations and speak only as of the date made. These forward-looking statements are subject to various risks, uncertainties and factors, including, without limitation, those described below, that could cause actual results to differ materially from the results anticipated in the forward-looking statements.

            As part of our Reorganization Plan under the U.S. Bankruptcy laws, effective December 31, 2003, we entered into a reverse-merger arrangement with eChex International Inc. and we changed our corporate name from Worldwide Wireless Networks Inc. to Echex Worldwide Corp. Within several months after completion of the reverse-merger, the business plan of the company we acquired was abandoned because of inability to raise sufficient financing and the shares that were to be issued in connection with that merger were, by mutual agreement, never issued.  The net income (loss) during the period of our ownership of the acquired business is characterized in our operating statement as income (loss) from discontinued operations. A detailed discussion of this transaction is included in our Form 10-KSB Annual Report for the year ended December 31, 2003, which was filed on March 29, 2004  and our Report on Form 8-K, which was filed on March 19, 2003.

            The following discussion relates solely to the fiscal quarter ending March 31, 2004. Subsequent to March 31, 2004, we entered into a reverse-merger agreement whereby we acquired all of the outstanding ordinary stock of a Hong Kong based corporation engaged in the development of computer games and changed our corporate name to BBMF Corporation. A detailed discussion of this transaction is included in our Report on Form 8-K, which was filed on April 15, 2004. The financial statements of BBMF Group, Inc. are not currently available. In accordance with Item 7(a)(4) of the Instructions to Form 8-K, we will file such financial statements as soon as they become available and in no event later than 60 days from the date of filing the Form 8-K disclosing the Agreement and Plan of Reorganization. Required pro forma information will be provided by amendment at that time.

Results of Operations for the Fiscal Three Months Ending March 31, 2004 and March 31, 2003

            The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes in this quarterly report and in our annual report on Form 10-KSB for the year ended December 31, 2003.

Sales and Cost of Sales

            In the fiscal first quarter ending March 31, 2004, we had net sales and cost of sales from continuing operations of $-0-. Our sales and cost of sales from continuing operations for the three months ending March 31, 2003 were also $-0-.

Gross Profit

            As a consequence of having no sales or cost of sales from continuing operations, our gross profit for the fiscal quarters ended March 31, 2004 and March 31, 2003 was also $-0-.

Selling, General and Administrative Expenses

            For the quarter ending March 31, 2004, our selling, general and administrative expenses from continuing operations were $-0-.  In the quarter ending March 31, 2003, selling, general and administrative expenses from continuing operations were $17,116.

Other Income

            Interest Income

            In the first fiscal quarter of 2003, we had interest income of $1,258. In the 2004 quarter we did not have any interest income.

Net Loss

            Net Loss from Continuing Operations

            Our net loss from continuing operations was $-0- in the first fiscal quarter of 2004. In comparison, during the first fiscal quarter of 2003, the Company had a net loss from continuing operations of $15,858, which consisted of selling, general and administrative expenses of $17,116 offset by interest income of $1,258.

            Net Loss from Discontinued Operations

            Our net loss from discontinued operations was $-0- in the fiscal quarter ended March 31, 2004 as compared to the net loss from discontinued operations in the quarter ended March 31, 2003 of $30,488. The operations that were discontinued were the eChex business in 2004 and the Worldwide Wireless business in 2003.

Loss per Share

            Net Loss per Share from Discontinued Operations

            The net loss per share from discontinued operations was $0.00 for the quarter ended March 31, 2004 as compared to $3.52 for the quarter ended March 31, 2003. Per share computations were based on weighted average shares for the periods. In the 2004 quarter, the weighted average of common shares outstanding was 268,668 compared to 8,668 in the 2003 quarter.

            Net Loss per Share from Continuing Operations

            The net loss per share from continuing operations was $0.00 for the quarter ended March 31, 2004 as compared to $1.83 for the quarter ended March 31, 2003. Per share computations were based on weighted average shares for the periods.  In the 2004 quarter, the weighted average of common shares outstanding was 268,668 compared to 8,668 in the 2003 quarter.

            Net Loss per Common Share

            The basic net loss per common share was $0.00 for the quarter ended March 31, 2004 and $5.35 for the quarter ended March 31, 2003. The "basic net loss per share" is computed by dividing the net loss, by the weighted average common shares outstanding. In the 2004 quarter, the weighted average of common shares outstanding was 268,668 compared to 8,668 in the 2003 quarter.

LIQUIDITY AND CAPITAL RESOURCES

            At March 31, 2004, we had cash balances of $-0-. This compares to $-0- cash balance at December 31, 2003.

            Our total current assets at March 31, 2004 and at December 31, 2003 were $-0-. Our current liabilities were also $-0- at March 31, 2004 and December 31, 2003.

            Off-Balance Sheet Arrangements

            We do not have any off-balance sheet arrangements which have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

CASH FLOW

            Operating Activities

            We did not generate cash from operations in the first three months of fiscal year 2004 or in the first three months of fiscal 2003.  In fact, operating activities used cash in the amount of $39,580 in the fiscal quarter ended March 31, 2003. This compares to the results of first quarter ending March 31, 2004 when our operating activities used $-0- in cash. In the 2003 first quarter, the cash consumed consisted of net loss from discontinued operations of $30,488; net loss from continuing operations of $15,858; reduced by an increase of prepaid expenses of $1,847; and an increase in accounts payable and accrued expenses of $4,919.

Item 3 - Controls and Procedures

            a. Within the 90 days prior to the date of this report, the Company's president and sole director carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's president and sole director concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

            b. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

Part II - Other Information

Item 1 - Legal Proceedings

           As of March 31, 2004, we were not aware of any litigation in which Echex Worldwide Corp. was a party.

Item 2 - Changes in Securities and Use of Proceeds

            We did not issue any securities during the quarter ended March 31, 2004.

Item 3 - Defaults upon Senior Securities

            None

Item 4 - Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of our security holders during the fiscal first quarter ended March 31, 2004.

Item 5 - Other Information

            The Company has previously reported detailed information in our Form 10-KSB, which was filed on March 29, 2004 and on Forms 8-K, which were filed on March 19, 2004 and April 15, 2004.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

            Exhibit 31.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Interim Principal Executive Officer and Acting Principal Financial Officer

            Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Interim Principal Executive Officer and Acting Principal Financial Officer

(b) Reports on Form 8-K

            During the quarter ending March 31, 2004, the Company filed a Form 8-K on March 1, 2004 with disclosure under Item 4 (Change of Accountants).

            On March 19, 2004, the Company filed a Form 8-K with disclosure under Item 1 (Change in Control); Item 2 (Acquisition or Disposition of Assets); Item 3 (Bankruptcy or Receivership); Item 5 (Other Events - Corporate Name Change; Abandonment of Business Plan; Reverse Stock Split; Change of Stock Symbol and CUSIP Number; and Address Change); Item 6 (Resignation of Director and Appointment of New Director).

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECHEX WPRLDWIDE CORP.

May 19, 2004	By:	/s/ Michael F. Manion

Michael F. Manion Director