Form 10QSB
period 2004-06-30
ECHEX WORLDWIDE CORP
filed 2004-08-16
CIK 1095821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                         Commission file number 0-27989

================================================================================
                                BBMF CORPORATION
             (Exact name of registrant as specified in its charter)

             NEVADA                                      88-0286466
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 Room 4302, 43rd Floor, China Resources Building
                    26 Harbour Road, Wan Chai, Hong Kong SAR
                    (Address of principal executive offices)

                                 +852 2116 8509
              (Registrant's telephone number, including area code)

                              ECHEX WORLDWIDE CORP.

              (Former name, former address and former fiscal year,
                          if changed since last report)

================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2004, there were 20,268,688 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

SEC 2334 (1-04))  PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
                  CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.

                                      INDEX

                                                                        Page no.

PART I.  UNAUDITED FINANCIAL INFORMATION

         Item 1 Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003

                 Consolidated Statements of Operations for the three and
                   six months ended June 30, 2004 and 2003

                 Consolidated Statements of Cash Flows for the six months
                   ended June 30, 2004 and 2003

                 Consolidated Balance Sheets as of March 31, 2004 and
                   December 31, 2003

                 Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003

                 Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003

                 Notes to Unaudited Consolidated Financial Statements

         Item 2 Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations

         Item 3  Controls and Procedures

PART II  OTHER INFORMATION

         Item 1  Legal Proceedings

         Item 2  Changes in Securities

         Item 3  Defaults upon Senior Securities

         Item 4  Submission of Matters to a Vote of Security Holders

         Item 5  Other Information

         Item 6  Exhibits and Reports on Form 8-K

         Signatures

         Exhibit Index

                                BBMF CORPORATION
                    (FORMERLY KNOWN AS ECHEX WORLDWIDE CORP.)

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

(Expressed in US Dollars)

                                                     JUNE 30,     DECEMBER 31,
                                                       2004           2003
                                                   -----------   ------------
                                                   (UNAUDITED)     (AUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $ 2,804,931    $ 1,333,385
  Accounts receivable                                     2,548           --
  Deposits and prepayments (Note 3)                      55,090          8,720
  Amounts due from related companies (Note 4)             2,699           --
  Amount due from a director (Note 4)                    19,147         24,045
                                                    -----------    -----------
  Total current assets                              $ 2,884,415    $ 1,366,150

Equipment (Note 5)                                      125,893         30,297
                                                    -----------    -----------
TOTAL ASSETS                                        $ 3,010,308    $ 1,396,447
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Other payables and accrued expenses (Note 6)      $ 1,218,275    $    38,449
  Amount due to affiliated company (Note 4)           3,070,653      1,878,927
  Amount due to a director (Note 4)                      35,222         78,252
                                                    -----------    -----------
  Total current liabilities                         $ 4,324,150    $ 1,995,628
                                                    -----------    -----------

SHAREHOLDERS' DEFICIT
  Common stock, par value $0.001 per share;
    75,000,000 shares authorized; 20,268,668 shares
    issued and outstanding (Note 7)                      20,269         20,269
  Additional paid-in capital                            (20,269)       (20,269)
  Accumulated losses                                 (1,313,842)      (599,181)
                                                    -----------    -----------
  Total stockholders' deficit                       $(1,313,842)   $  (599,181)
                                                    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $ 3,010,308    $ 1,396,447
                                                    ===========    ===========




     See accompanying notes to unaudited consolidated financial statements.

                                BBMF CORPORATION
                    (FORMERLY KNOWN AS ECHEX WORLDWIDE CORP.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003


(Expressed in US Dollars)

                                       THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                       ---------------------------    -------------------------
                                           2004          2003           2004            2003
                                        ----------     ----------     ----------      ----------
                                       (UNAUDITED)    (UNAUDITED)    (UNAUDITED)     (UNAUDITED)

NET SALES                               $    2,673     $     --       $    2,673      $     --
                                        ----------     ----------     ----------      ----------

GENERAL AND ADMINISTRATIVE EXPENSES       (579,587)          --         (688,724)           --

SELLING EXPENSES                            (9,435)          --          (28,708)           --
                                        ----------     ----------     ----------      ----------

TOTAL OPERATING EXPENSES                $ (589,022)          --       $ (717,432)           --
                                        ----------     ----------     ----------      ----------

OPERATING LOSS                            (586,349)          --         (714,759)           --

INTEREST INCOME                                 93           --               98            --
                                        ----------     ----------     ----------      ----------

LOSS BEFORE INCOME TAXES                $ (589,256)          --       $ (714,661)           --

PROVISION FOR INCOME TAXES (NOTE 8)           --             --             --              --
                                        ----------     ----------     ----------      ----------

NET LOSS                                $ (589,256)    $     --       $ (714,661)     $     --
                                        ==========     ==========     ==========      ==========

LOSS PER SHARE

 -- BASIC AND DILUTED                   $    (0.03)    $     --       $    (0.04)     $     --
                                        ==========     ==========     ==========      ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING -- BASIC AND DILUTED      20,268,668     20,268,668     20,268,668      20,268,668
                                        ==========     ==========     ==========      ==========






     See accompanying notes to unaudited consolidated financial statements.

                                BBMF CORPORATION
                    (FORMERLY KNOWN AS ECHEX WORLDWIDE CORP.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


(Expressed in US Dollars)

                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------
                                                      2004          2003
                                                  -----------   -----------
                                                  (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $  (714,661)   $      --
    Adjustments to reconcile net loss
      to net cash used in operating activities
      Depreciation of equipment                         19,429           --
      Changes in:
        Amounts due from related companies              (2,699)          --
        Deposits and prepayments                       (46,370)          --
        Accounts receivable                             (2,548)          --
        Amount due from a director                       4,898           --
        Other payables and accrued expenses          1,179,826           --
        Amount due to a director                       (43,030)          --
                                                   -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES          $   394,845    $      --
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                            (115,025)          --
                                                   -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES              $  (115,025)   $      --
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Amount due to affiliated company                   1,191,726           --
                                                   -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES          $ 1,191,726    $      --
                                                   ===========    ===========

NET INCREASE IN CASH AND CASH EQUIVALENTS          $ 1,471,546    $      --

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     1,333,385           --
                                                   -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 2,804,931    $      --
                                                   ===========    ===========







     See accompanying notes to unaudited consolidated financial statements.

                                BBMF CORPORATION
                    (FORMERLY KNOWN AS ECHEX WORLDWIDE CORP.)

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003


(Expressed in US Dollars)

                                                  MARCH 31,     DECEMBER 31,
                                                    2004           2003
                                                 -----------    ------------
                                                 (UNAUDITED)     (AUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $ 2,206,702    $ 1,333,385
  Deposits and prepayments (Note 3)                   13,434          8,720
  Amounts due from related companies (Note 4)          2,699           --
  Amount due from a director (Note 4)                 24,149         24,045
                                                 -----------    -----------
  Total current assets                           $ 2,246,984    $ 1,366,150

Equipment (Note 5)                                    83,375         30,297
                                                 -----------    -----------
TOTAL ASSETS                                     $ 2,330,359    $ 1,396,447
                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Other payables and accrued expenses (Note 6)   $    98,639    $    38,449
  Amount due to affiliated company (Note 4)        2,923,739      1,878,927
  Amount due to a director (Note 4)                   35,565         78,252
                                                 -----------    -----------
  Total current liabilities                      $ 3,057,943    $ 1,995,628
                                                 -----------    -----------


SHAREHOLDERS' DEFICIT
  Common stock, par value $0.001 per share;
    75,000,000 shares authorized; 20,268,668 shares
    issued and outstanding (Note 7)                   20,269         20,269
  Additional paid-in capital                         (20,269)       (20,269)
  Accumulated losses                                (727,584)      (599,181)
                                                 -----------    -----------
  Total stockholders' deficit                    $  (727,584)   $  (599,181)
                                                 -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $ 2,330,359    $ 1,396,447
                                                 ===========    ===========





     See accompanying notes to unaudited consolidated financial statements.

                                BBMF CORPORATION
                    (FORMERLY KNOWN AS ECHEX WORLDWIDE CORP.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


(Expressed in US Dollars)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
                                                   (UNAUDITED)      (UNAUDITED)
NET SALES                                          $       --      $       --
                                                   ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES                    (109,135)           --

SELLING EXPENSES                                        (19,273)           --
                                                   ------------    ------------

TOTAL OPERATING EXPENSES                           $   (128,408)   $       --
                                                   ------------    ------------

OPERATING LOSS                                         (128,408)           --

INTEREST INCOME                                               5            --
                                                   ------------    ------------

LOSS BEFORE INCOME TAXES                           $   (128,403)   $       --

PROVISION FOR INCOME TAXES (NOTE 8)                        --              --
                                                   ------------    ------------

NET LOSS                                           $   (128,403)   $       --
                                                   ============    ============

LOSS PER SHARE -- BASIC AND DILUTED                $      (0.01)   $       --
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING -- BASIC AND DILUTED                   20,268,668      20,268,668
                                                   ============    ============






     See accompanying notes to unaudited consolidated financial statements.

                                BBMF CORPORATION
                    (FORMERLY KNOWN AS ECHEX WORLDWIDE CORP.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


(Expressed in US Dollars)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
                                                   (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $  (128,403)   $      --
    Adjustments to reconcile net loss
      to net cash used in operating activities
      Depreciation of equipment                          6,232           --
      Changes in:
        Amounts due from related companies              (2,699)          --
        Deposits and prepayments                        (4,714)          --
        Amount due from a director                        (104)          --
        Other payables and accrued expenses             60,190           --
        Amount due to a director                       (42,687)          --
                                                   -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES              $  (112,185)   $      --
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                             (59,310)          --
                                                   -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES              $   (59,310)   $      --
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Amount due to affiliated company                   1,044,812           --
                                                   -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          $ 1,044,812    $      --
                                                   ===========    ===========

NET INCREASE IN CASH AND CASH EQUIVALENTS          $   873,317    $      --

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     1,333,385           --
                                                   -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 2,206,702    $      --
                                                   ===========    ===========







     See accompanying notes to unaudited consolidated financial statements.

                                BBMF CORPORATION
                    (FORMERLY KNOWN AS ECHEX WORLDWIDE CORP.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 1 -- ORGANIZATION AND DESCRIPTION OF BUSINESS

BBMF Corporation (the "Company"), formerly known as eChex Worldwide Corp., was incorporated in the State of Nevada on June 10, 1992 under the corporate name of Second Investors Group, Inc. On June 19, 1998, Second Investors Group, Inc. changed its corporate name to Progressive Environmental Recovery Corporation. On March 5, 1999, Progressive Environmental Recovery Corporation changed its corporate name to Worldwide Wireless Networks Inc., which subsequently changed its corporate name to eChex Worldwide Corp. ("ECWC"). ECWC was inactive prior to April 1, 2004.

BBMF Group Inc. ("BBMF Group") was incorporated in the British Virgin Islands on January 27, 2004 as a limited liability company. BBMF Group is the 100% holding company of Kesrich (Hong Kong) Limited ("Kesrich") and itself does not conduct any operations nor have any material assets and liabilities.

BBMF Group was previously owned 100% by Mr. Antony Ip Ren Haw and Mr. Lian Yih Hann. Pursuant to a board resolution dated February 25, 2004, BBMF Inc., a British Virgin Islands company ("BBMF Inc.") subscribed for 98 newly issued shares of BBMF Group in consideration of US$3,300,000 in cash. BBMF Group also purchased the two then outstanding shares of BBMF Group held by Messrs. Ip and Lian in exchange for the aggregate consideration of US$2.00.

Kesrich's main business is developing and distributing games for mobile telephones and other applications for mobile phones such as ring tones. Kesrich also provides mobile games on various technical platforms including the Java 2 platform, micro edition (J2ME); binary runtime environment for wireless application protocol (BREW); wireless application protocol (WAP) and short message service (SMS). Currently, all of our game development and production activities are conducted in an operation center based in Jiangsu province of the People's Republic of China (the "PRC").

On April 1, 2004, BBMF Group, BBMF Inc. and other parties named therein entered into an Agreement and Plan of Reorganization with ECWC (the "Agreement"). Pursuant to the Agreement, ECWC issued to BBMF Inc. 20,000,000 newly issued shares of the common stock of the Company in exchange for 100% of the 100 issued and outstanding ordinary shares of BBMF Group. In addition, BBMF Group is liable to pay a sum of US$400,000 to (i) Mr. Michael F. Manion, the then sole director and President, CEO and CFO of ECWC and (ii) to certain other subscribers of ECWC stock named in the Agreement, to pay for the cancellation of rights to subscribe for an aggregate of 1,000,000 shares of the Company's common stock, which shares were cancelled on March 16, 2004.

US$400,000 was paid by BBMF Inc. on BBMF Group's behalf and was reflected in the Company's accumulated loss prior to April 1, 2004. Further, professional fees of US$225,000 were incurred in connection with the above reorganization and were accounted for as general and administrative expenses for the three months ended June 30, 2004. The closing date of this exchange transaction was April 1, 2004.

                                BBMF CORPORATION
                    (FORMERLY KNOWN AS ECHEX WORLDWIDE CORP.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 1 -- ORGANIZATION AND DESCRIPTION OF BUSINESS -- CONTINUED

As a result of the acquisition, BBMF Inc. holds a majority interest in the Company. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Since ECWC was not an operating company prior to the acquisition, this transaction is treated as reorganization rather than a business combination. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby BBMF Group is deemed to have purchased the Company. However, the Company remains the legal entity and the Registrant for Securities and Exchange Commission ("SEC") reporting purposes.

The historical financial statements prior to April 1, 2004 are those of Kesrich. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of BBMF Group.

NOTE 2 -- BASIS OF PRESENTATION

The consolidated financial statements as of June 30, 2004, March 31, 2004 and December 31, 2003, for the three and six months ended June 30, 2004 and 2003, and for the three months ended March 31, 2004 and 2003 are prepared in accordance with generally accepted accounting principles in the United States of America. All material inter-company transactions have been eliminated.

The accompanying financial data have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Kesrich's audited financial statements and the notes thereto for the year ended December 31, 2003 included in the Company's Form 8-K/A filed on June 15, 2004.

The preparation of consolidated financial statements in conformity with general accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2004, March 31, 2004 and December 31, 2003, for the three and six months ended June 30, 2004 and 2003, and for the three months ended March 31, 2004 have been made. The results of operations for the three and six months ended June 30, 2004 and 2003, and for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

                                BBMF CORPORATION
                    (FORMERLY KNOWN AS ECHEX WORLDWIDE CORP.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 3 -- DEPOSITS AND PREPAYMENTS

                                        JUNE 30,      MARCH 31,     DECEMBER 31,
                                         2004           2004            2003
                                      -----------    -----------    ------------
                                      (UNAUDITED)    (UNAUDITED)      (AUDITED)

Rental deposits                         $10,556         $  --          $  --
Prepayments                              44,534          13,434          8,720
                                        -------         -------        -------
                                        $55,090         $13,434        $ 8,720
                                        =======         =======        =======


NOTE 4 -- RELATED PARTY

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

AMOUNTS DUE FROM RELATED COMPANIES

The amounts due from related companies do not bear any interest and do not have clearly defined terms of repayment.

AMOUNT DUE TO AFFILIATED COMPANY

The amount due to affiliated company does not bear any interest and does not have clearly defined terms of repayment. It represents cash balance held by the Company and its subsidiary on behalf of its related company.

AMOUNT DUE FROM/TO A DIRECTOR

The amount due from/to a director does not bear any interest and does not have clearly defined terms of repayment.

NOTE 5 -- EQUIPMENT, NET

                                     JUNE 30,       MARCH 31,      DECEMBER 31,
                                       2004           2004             2003
                                   -----------     -----------     -----------
                                   (UNAUDITED)     (UNAUDITED)      (AUDITED)
Furniture and fixtures              $  15,922       $  10,053       $   5,896
Computer                              108,787          70,660          25,685
Equipment                              30,711          18,992           8,814
                                    ---------       ---------       ---------
                                    $ 155,420       $  99,705       $  40,395
Less: Accumulated depreciation        (29,527)        (16,330)        (10,098)
                                    ---------       ---------       ---------
                                    $ 125,893       $  83,375       $  30,297
                                    =========       =========       =========

                                BBMF CORPORATION
                    (FORMERLY KNOWN AS ECHEX WORLDWIDE CORP.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 6 -- OTHER PAYABLES AND ACCRUED EXPENSES

                                      JUNE 30,       MARCH 31,     DECEMBER 31,
                                       2004            2004            2003
                                    -----------     -----------    ------------
                                    (UNAUDITED)     (UNAUDITED)      (AUDITED)
Other payables                      $1,139,436      $   26,570      $     --
Accrued salaries and wages              36,456            --              --
Other accrued expenses                  42,383          72,069          38,449
                                    ----------      ----------      ----------
                                    $1,218,274      $   98,639      $   38,449
                                    ==========      ==========      ==========

NOTE 7 -- COMMON STOCK

On March 16, 2004, 1,000,000 shares of the Company's common stock previously owned by the original stockholders of ECWC were cancelled.

Pursuant to the Agreement dated April 1, 2004, the Company had issued to BBMF Inc. 20,000,000 newly issued shares of the common stock of the Company in exchange for 100 issued and outstanding ordinary shares of BBMF Group, representing the entire share capital of BBMF Group.

Immediately prior to the share exchange made pursuant to the Agreement, 268,668 shares of the Company's common stock were issued and outstanding. All shares and per share data prior to April 1, 2004 have been restated to reflect the stock issuance as a recapitalization of BBMF Group.

NOTE 8 -- INCOME TAX

The income taxes of the Company are substantially attributable to the operations in Hong Kong whose statutory tax rate is 17.5%.

The difference between the statutory rate and the effective rate relates principally to nondeductible expenses and nontaxable income.

There is no provision for income tax of the Company as there was no estimate assessable income for the period. Further, no provision for deferred taxation has been made as there was no material temporary difference at the balance sheet date.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

As of June 30, 2004, the Company has entered into a construction contract in connection with the renovation for a new production capacity where the Company is planning to relocate to in October 2004. The total contract value for the renovation work is US$70,480.

NOTE 10 -- SUBSEQUENT EVENTS

                                BBMF CORPORATION
                    (FORMERLY KNOWN AS ECHEX WORLDWIDE CORP.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

Subsequent to the three months ended June 30, 2004, Atlus Co., Ltd., a Japanese game developer and a few other private investors, subscribed to 518,181 new shares of the Company's common stock at US$2.20 per share, by way of a private placement. Total proceeds from the transaction were approximately US$1.14 million. Immediately after the closing of such private placement, our entire share capital was increased to 20,786,849 shares.

On April 13, 2004, BBMF Information Technology Co., Ltd. ("BBMF China") was established in the PRC by the shareholders of BBMF Inc. as a wholly foreign owned enterprise. BBMF China serves as the game production studio and research and development center of the Company in the PRC. On August 13, 2004, the shareholders of BBMF China injected 100% of BBMF China's shares into BBMF Group for nominal consideration.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with balance sheet as of December 31, 2003, the financial statements as of and for the three and six months ended June 30, 2004 and 2003, and the financial statements as of and for the three months ended March 31, 2004 and 2003 included with this Form 10-QSB.

CAUTIONARY STATEMENTS

     Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees for future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

     The financial statements include all adjustments, which in the opinion of and to the best of management's knowledge are necessary to make the financial statements not misleading.

     The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

BUSINESS OVERVIEW

     "BBMF" or the "Company" is a developer and distributor of games and other software applications for use on mobile phones and other handheld sets. We focus on Java-based games for mobile phones and handsets, and provide games on various platforms. We also develop and distribute mobile karaoke, ringtones and truetones for use on mobile phones.

     During the last quarter of 2003 and first two months in 2004, we, through our subsidiaries BBMF Group Inc. ("BBMF Group") and Kesrich (Hong Kong) Limited ("Kesrich"), had focused on developing relationships with Japanese and Korean partners and converting and distributing those Japanese and Korean games into the Greater China region.

     The Company's business model changed when BBMF completed developing its first batch of proprietary game titles toward the end of the first quarter of 2004. Since then, BBMF has concluded over 60 distributing agreements to sell its games worldwide. Currently, BBMF is concentrated on the development and distribution of its own proprietary titles for distributions around the world.

     Under these distribution agreements, BBMF shares a percentage of the games sales revenue with its distribution partners. Since April 2004, BBMF games have become distributed to and available for download (sales) in 17 countries. The second quarter of 2004 was the first quarter when the company generated revenue from its core game-production businesses.

     Our development strategy is to 1) continue to increase the game output capacity; 2) make the games playable (portable) on as many handsets models as possible; and 3) develop brand name game titles. We expects higher revenue going forward as BBMF produces more games that can support a larger number of handsets for distributions in more countries. However, our limited operating history makes prediction of future operating results difficult.

     To support the above development strategy, we intend to increase the number of staff from our current level of over 180 people to 300 before year-end 2004. We are also in the process of establishing a subsidiary in Japan to distribute mobile games in the Japanese market and seek to secure global distribution rights to convert traditional console games into mobile versions and secure rights to use well-known animation characters for use in developing mobile games.

     Going forward, it is our intent to seek opportunities to acquire companies with established distribution channels to expand the sales channels for our games in markets including Japan, Korea, Europe and the rest of the world. We intend to fund such acquisitions with a combination of shares and cash. We have entered such discussions with companies from different markets. However, these discussions are of preliminary nature and there is no guarantee that any of these discussions will continue.

RESULTS OF OPERATIONS

     The Company was in the early development stage for the three months ended March 31, 2003 and for the six months ended June 20, 2003, respectively. There were zero operating activities to make meaningful comparisons to the three months ended March 31, 2004 and to the six months ended June 30, 2004. The discussions below therefore focus on the actual operating results for each of the key items during the current operating period.

Net Sales
---------

SIX MONTHS ENDED JUNE 30, 2004

     The entire sales of US$2,673 were generated during the second quarter of 2004, from the sales of BBMF's own original game titles. The Company distributes its games to partners' websites or other networks where the end users can download the games into their mobile handsets. End users pay for a one-time fee each time a game is downloaded or a fixed amount for a specific period of time (e.g. one month) when the games can be downloaded as many times as they wish. BBMF shares a percentage of the fee from the sale of its games.

     We anticipate higher revenue going forward as BBMF produces more games that can support bigger number of handsets for distributions to more countries.

THREE MONTHS ENDED MARCH 31, 2004

     There were no sales reported during the three months ended March 31, 2004 since the Company was still developing its own games titles.

Operating Expenses
------------------

SIX MONTHS ENDED JUNE 30, 2004

     Total operating expenses for the six months ended June 30, 2004 were US$717,432, consisting of general and administrative expenses and selling expenses.

     General and administrative expenses included salaries, benefits and travel expenses for operational activities in the development of mobile games. It also included depreciation of equipment and legal & professional fees, amongst which US$225,000 was paid to various parties in connection with the Agreement and Plan of Reorganization with eChex Worldwide Corp. ("ECWC") dated April 1, 2004 as mentioned in Note 1 to the consolidated financial statements.

     Selling expenses included salaries, benefits, travel and other related expenses for direct sales personnel and business development personnel.

     We anticipate the general and administrative and selling expenses to increase during the next quarters due to expected increase in the number of employees, and significant sales and business development activities are anticipated to support the Company's growth strategy.

THREE MONTHS ENDED MARCH 31, 2004

     Total operating expenses for the three months ended March 31, 2004 is US$128,408, consisting of general and administrative expenses and selling expenses.

     General and administrative expenses included salaries, benefits and travel expenses for operational activities in the development of mobile games. It also included depreciation of equipment.

     Selling expenses included salaries, benefits, travel and other related expenses for business development activities.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2004, we had US$2,804,931 in net cash. For the three months ended June 30, 2004, we had recorded operating expenses of US$583,022 and net sales of US$2,673, for a total operating loss of US$589,587 over the same period.

     We anticipate our operating expenses to either remain the same or increase over time. We intend to use net cash for working capital, to pay operating expenses and to fund additional acquisitions. If our monthly sales revenues and expenses continue at these levels and we are not able to raise additional sources of financing, our net cash position will be depleted in less than two years.

     The Company started generating its operating revenue during the quarter ended June 30, 2004. To date, a significant source of our financing and liquidity has come in the form of related party loans, which loans cannot be relied on as a source of continued financing. In addition, we believe that loans from commercial institutions will be either unavailable or economically not feasible to be available to companies of our name and in our current development stage. Therefore, until monthly sales revenue grow to a level exceeding our operating expenses, we must rely on equity funding to meet the working capital requirements from the Company's continued operations.

     Our current business plan provides for funding solely through the sale of equity securities, either through private placement or a potential public offering. Our ability to continue as a going concern over the foreseeable future will therefore depend primarily on our ability to sell additional equity securities, which in turn depends on the attractiveness of our stock. Our latest funding was raised from Atlus Co., Ltd., a Japanese game developer, along with a few other investors for US$1.14 million. Liquidity according to our current business plan therefore relies on our ability to raise new funding, although there can be no assurance such financings will occur.

     An important component of the Company's business plan is to acquire companies with distribution channels that can help expand the sales of mobile games. We intend to fund our acquisitions of these distribution channels with combination of cash and shares so as to reduce the requirement for cash outlay. Another advantage of using shares as funding currency is to align the interests of existing shareholders of distribution channels with that of the Company.

     The implementation of such acquisition plans, however, creates additional funding needs and may have a dilutive effect on existing shareholders. We intend to manage the timing and the transaction size of such acquisition plans while considering available funding sources and working capital needs for operations. By doing so, we intend to avoid negative impact on the Company's liquidity/net deficit concerns at any given time.

     The only significant commitments for capital expenditures for the remaining of the fiscal year ending December 31, 2004 is the renovation costs for a new production capacity where the Company is planning to relocate in October 2004. The total contract value for the renovation work is US$70,480. The Company has no other significant capital commitments.

CONTRACTUAL OBLIGATIONS

     Subsequent to June 30, 2004, the Company has entered into a construction contract in connection with the renovation for a new production capacity where the Company is planning to relocate to in October 2004. The total contract value for the renovation work is US$70,480.

OFF BALANCE SHEET ARRANGEMENTS

     As of June 30, 2004, we have not entered into any off-balance sheet arrangements with any individuals or entities.

RISK FACTORS.

The following risks relate specifically to BBMF's business and should be considered carefully. BBMF's business, financial condition and results of operations could be materially and adversely affected by any of the following risks:

     BECAUSE OUR OPERATING HISTORY IS LIMITED AND THE REVENUE AND INCOME POTENTIAL OF OUR BUSINESS AND MARKETS ARE UNPROVEN, WE CANNOT PREDICT WHETHER WE WILL MEET INTERNAL OR EXTERNAL EXPECTATIONS OF FUTURE PERFORMANCE.

     Our future success depends on our ability to significantly increase revenue from operation, which revenue has been insignificant to date. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development. These risks include our ability to:

     o  offer new and innovative products;

     o  attract buyers for our mobile phone platform games;

     o respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors;

     o  maintain our current, and develop new, strategic relationships; and

     o  attract and retain qualified management and employees.

     OUR INCOME HISTORY IS LIMITED AND IT IS UNCERTAIN WHETHER WE WILL BE ABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

     For the three months ended June 30, 2004, we recorded net sales from income of US$2,673 and have recorded US$589,349 in operating expenses over the same period. We cannot be certain that the Company will generate sufficient revenues to support the overhead of the Company as well as to fund the Company's long-term business plan. The Company has limited financial resources and we have been financed primarily by loans from related parties. There can be no assurance that additional funding will be available from this or any other sources.

     IF WE CANNOT RAISE OUR REVENUE LEVELS SIGNIFICANTLY, OUR ABILITY TO CONTINUE AS A GOING CONCERN DEPENDS MAY DEPEND ON OUR ABILITY TO RAISE ADDITIONAL FUNDS BY SELLING OUR SECURITIES.

     On August 9, 2004, we raised approximately US$1.14 million in a private placement of our common stock with several investors including Atlus Co., Ltd., a Japanese game developer. There can be assurance that additional funding will be available from this or any other sources. We do not have sufficient assets or the kind of assets typically used to secure traditional debt financing and there can be no assurance that the Company can obtain financing on commercial reasonable terms in the near future. Future equity financings may result in substantial dilution to existing stockholders.

     OUR BUSINESS STRATEGY DEPENDS ON ACQUIRING COMPANIES WITH COMPLIMENTARY TECHNOLOGIES OR OTHER RESOURCES.

     Our future growth depends, in part, on our ability to successfully identify and acquire promising companies with good distribution channels for our games. We intend to increase our distribution capability in part through acquisitions. The integration of any future acquisitions into our existing business could result in certain unanticipated difficulties that could require a disproportionate amount of management's attention and resources. Furthermore, there can be no assurance that the anticipated benefits of acquiring any future acquisition will be realized. We have limited experience in completing acquisitions and integrating acquired businesses or products into our operations. We may compete for future acquisition opportunities with other companies that have significantly greater financial and management resources.

     We are continually searching for acquisition opportunities; however, we are not currently a party to any agreements, understandings or negotiations with respect to any material acquisitions, and there can be no assurance that we will be successful in identifying, acquiring and developing products and technology.

     In addition, acquisitions could also have adverse short-term effects on our operating results, and could result in dilutive issuances of equity securities and the incurrence of debt and contingent liabilities. In addition, many business acquisitions must be accounted for as purchases and, because most software-related acquisitions involve the purchase of significant intangible assets, these acquisitions typically result in substantial amortization charges and may also involve charges for acquired research and development projects, which could have a material adverse effect on our operating results.

     OUR SALES RELY ON A LIMITED CUSTOMER BASE.

     Sales are made primarily to our existing customer base of limited scope. Our customers typically pay a one-time licensing fee for use of our mobile handheld games and may pay a monthly subscription charge for unlimited access to the use of our games during the month. There can be no assurance that customers will continue to purchase BBMF's products and services, that BBMF's historic subscription renewal rates will continue, or that BBMF will be able to maintain its current pricing levels for products and subscription services. Customers' decisions not to renew their maintenance agreements or to renew them on different terms could have a material adverse effect on BBMF's business, financial condition and results of operations.

     OUR BUSINESS AND GROWTH COULD SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL THAT ARE IN HIGH DEMAND.

     We have recently changed the focus of our business and have been increasing the scope of our business. We anticipate significant growth in our operations in the foreseeable future. The expansion of our staff and operations will place a significant strain on our managerial, operational and financial resources. To manage the expected growth of our operations and personnel, we will need to improve existing, and implement, new transaction processing, operational and financial systems, procedures and controls. There is no assurance that BBMF can achieve these goals in a timely manner.

     Our future performance depends to a significant degree upon the continued service of the key members of its management, as well as marketing, sales, consulting and product development personnel, and its ability to attract, integrate and retain new management and other personnel. There can be no assurance that the key members of our management will stay with us in the future. The loss of any one or more of our key personnel or senior management could have a material adverse effect on our business, financial condition and results of operations.

     While we have, in the past, relied on its Korean and Japanese strategic partners for content development, our future success also depends upon our ability to develop our own technologies and products and, consequently, upon our ability to attract and retain highly skilled technical and product development personnel. Competition for personnel is intense, and there can be no assurance that we will be able to retain our key employees or that we will be successful in attracting, integrating and retaining new personnel in the future. Failure to attract, integrate and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

     THE MARKET FOR MOBILE PHONE GAMES IS SUBJECT TO RAPIDLY CHANGING CUSTOMER APPEAL, AND WE MAY NOT BE SUCCESSFUL IN DEVELOPING OR LICENSING GAMES THAT APPEAL TO OUR CUSTOMERS.

     In order to attain profitability and financial and operational success, we must continually license or develop new mobile handheld games that are attractive to end-users and replace our existing games as they reach the end of their useful economic lives, which we believe is three to six months for each market, depending on popularity. Our ability to license successful and popular games will depend on availability at an acceptable cost, our ability to compete effectively to attract the licensors of these games, and our ability to obtain government approvals required for licensing and operating such games. Moreover, the success of our internally developed games will largely depend on our ability to anticipate and effectively respond to changing consumer tastes and preferences. In addition, internal game development requires substantial initial investment prior to the commercial launch of the games as well as a significant commitment of future resources. There can be no assurance that the mobile handheld games that we develop or licenses will be attractive to end-users, will be viewed by the regulatory authorities as complying with content restrictions, will be launched in a timely manner or will be able to compete with games operated by its competitors. If we are not able to consistently license or develop online games with continuing appeal to end-users, we may never become profitable and our growth prospects would decline.

     THE MARKET FOR HANDHELD GAMES CHANGES RAPIDLY AND WE MAY NOT BE SUCCESSFUL IN WORKING WITH NEW TECHNOLOGY STANDARDS.

     The market for games on handheld phones is subject to rapid and significant change in technology. New technological developments which may have an impact on database architecture, internet enabling technologies and other aspects of our operations are expected to continue at a rapid pace. It is difficult to predict the effect of the emerging and future technological changes and inventions on the viability or competitiveness of our products and services. We must respond to these changes by enhancing our existing products and developing new products in a timely manner to meet or place ourselves ahead of the technological advances in the market. In addition, we may need to form alliances with new technological partners to enable us to adopt and modify development methods, processes and programs in response to new technologies and industry standards. There can be no assurance that we can respond effectively and such failure to rapidly respond to technological advances and new industry standards could have a material and adverse impact to our operations.

     THE MARKET FOR MOBILE PHONE GAME IS HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST NEW ENTRANTS AND INDUSTRY COMPETITORS, SOME OF WHICH HAVE GREATER FINANCIAL RESOURCES THAN WE DO OR CURRENTLY ENJOY A SUPERIOR MARKET POSITION THAN WE DO.

     We face intense competition from both local and overseas competitors with respect to our mobile handheld games. We intend to expand into international markets including Japan, South Korea and the United States, which expansion requires us to compete with other game developers and distributors in such countries and regions.

     In addition, if our competitors adapt more quickly to technological advances, develop new products and services in a more cost effective manner and/or take a more aggressive pricing strategy, our revenues may be adversely affected. A number of our current and potential future competitors have greater financial and other resources than we have, and may be able to more quickly meet changing consumer demands. Increased competition could result in reduced demand for our games, loss of market shares, and lower profit margins.

     MANY OF OUR GAMES ARE ONLY RECENTLY DEVELOPED AND MAY HAVE CONTAIN ERRORS OR OTHER DEFECTS.

     Our games are complex software products that frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing, new products may contain defects or software errors and, as a result, we may experience delayed or lost revenues during the period required to correct any defects or errors. There can be no assurance that we can avoid defects or errors. Such defects or errors could result in adverse customer reactions, negative publicity regarding our company and products, harm to our reputation or loss of or delay in market acceptance, or could require expensive product changes, any of which could have a material adverse effect upon our business, financial condition and results of operations.

     WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, ESPECIALLY IN THE PRC WHERE INTELLECTUAL PROPERTY PROTECTION IS LIMITED.

     Our success depends on our ability to protect our intellectual property rights. We rely on a combination of copyright, trade secret laws as well as non-disclosure and confidentiality agreement with its officers, employees and third parties to protect and limit access to and distribution of our intellectual property. These legal protections offer only limited protection and litigation may be necessary to enforce or protect our intellectual property rights, which could result in substantial costs and diversion of our resources. Third parties, including our competitors, may infringe upon our intellectual property rights and there is no assurance that under current Chinese laws and regulations that we can successfully enforce our rights. Even if we have undertaken all precautionary steps, infringement of its intellectual property rights may still occur and could adversely affect our business and operational results.

     Our intellectual property rights are critical to success. Unauthorized users may infringe upon our intellectual property rights and may compete with us in similar markets. We have registered certain of our software products with the National Copyright Bureau of the PRC. However, there can be no assurance that the relevant law enforcement agencies will be able to prohibit, punish and deter the occurrence of trademark, patent and copyright infringements of our software products in the PRC.

     Investors should also be aware that infringement of intellectual property rights by way of sales of counterfeit goods occurs in the PRC as well as in other countries, and there will always be a market for counterfeit products given the price difference between counterfeit goods and the original. We believe that total eradication of intellectual property infringement in the PRC is unlikely within a short period of time. Our profitability may be adversely affected if our intellectual property rights are infringed.

     OUR PRODUCTS AND PROPRIETARY RIGHTS COULD BE CONSTRUED AS INFRINGING ON THE RIGHTS OF THIRD PARTIES.

     Our business model depends on both internally developed games and licensed games. Such games are playable on a number of platforms that require use of technologies developed by other third parties. Although we are not aware that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us and that such claims will not have a material adverse effect on our business, financial condition and results of operations. Any litigation involving the use of our technology could result in substantial cost to us and divert management's attention from operations, either of which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from selling its products, any one of which could have a material adverse effect on our business, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION
-------------------

The Company distributes its games to partners' websites or other networks where the end users can download the games into their mobile handsets. Revenue of net sales is recognized when the mobile games are downloaded into the mobile handsets of the end users.

RESEARCH AND DEVELOPMENT COSTS
------------------------------

The Company's research and development costs associated with the development of mobile game software are expensed as incurred given the relatively short development cycle compared to other software development.

ITEM 3.  CONTROLS AND PROCEDURES.

     Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     As required by Rule 15d-15(e) under the Securities Exchange Act of 1934, our management, including our President and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, no such change in our internal control over financial reporting occurred during the most recent fiscal quarter.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     On April 1, 2004, ECWC , BBMF Group, BBMF Inc. and certain other parties named in the Agreement entered into a plan of reorganization and which Agreement has been filed as an exhibit to the Company's current report on Form 8-K for the events reportable beginning April 1, 2004, as filed with the Commission on April 15, 2004 and amended and filed with the Commission on June 15, 2004, and which Form 8-K and amendment on Form 8-K/A are hereby incorporated by reference.

     Pursuant to the Agreement, 100 ordinary shares issued and outstanding of BBMF Group, representing 100% of the share capital of BBMF Group have been exchanged with the Company (then known as ECWC) for 20,000,000 newly issued, unregistered and restricted shares of the common stock of the Company.

     The Company has issued the newly issued shares in reliance of certain exemptions to the Securities Act of 1933, as amended (the "Act"), including, without limitation Regulation D of the Act.

     Subsequent to the quarter ended June 30, 2004, Atlus Co., Ltd., a Japanese game developer, along with certain other private investors, subscribed to 518,181 new shares of the Company at US$2.20 per share in a private placement of the Company's common shares. Total proceeds from the transaction were approximately US$1.14 million. The Company's share capital was increased to 20,786,849 shares outstanding immediately after the transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     On April 13, 2004, BBMF Information Technology Co., Ltd. ("BBMF China") was established in the PRC by the shareholders of BBMF Inc as a wholly foreign owned enterprise. BBMF China serves as the game production studio and research and development center of the Company in the PRC. Subsequently on August 13, 2004, the shareholders of BBMF China injected 100% of BBMF China's shares into BBMF Group for nominal consideration.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     See the list in the exhibit index

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BBMF CORPORATION


Date: August 16, 2004                 By:  /s/ Antony Ren Haw Ip
                                           -------------------------------------
                                           Antony Ren Haw Ip
                                           President


Date: August 16, 2004                By:   /s/ Anny Lian
                                           -------------------------------------
                                           Anny Lian
                                           Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

(a)     Exhibits

NUMBER

2.1 Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession (1)

3.1 Articles of Incorporation of Second Investors Group, Inc. dated June 10, 1992 (2)

3.2 Certificate of Amendment to Articles of Incorporation of Second Investors Group, Inc. filed June 19, 1998 (2)

3.3 Certificate of Amendment to Articles of Incorporation of Progressive Environmental Recovery Corporation dated January 29, 1999 (2)

3.2*    By-laws of the Company

31.1*   Rule 13a-14(a) Certification (President)

31.2*   Rule 13a-14(a) Certification (CFO)

32.1*   Section 1350 Certification (President)

32.2*   Section 1350 Certification (CFO)

(1) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K as previously filed with the Commission on April 15, 2004.

(2) Incorporated by reference to the Company's Registration Statement on Form SB-2/A as previously filed with the Commission on November 21, 2000.

*Filed herewith

(B)     REPORTS ON FORM 8-K:

On April 15, 2004, the Company filed a Current Report on Form 8-K to report the Agreement and plan of reorganization by and among the Company, BBMF Inc., BBMF Group and others named in the Agreement.

On June 15, 2004, the Company filed on Form 8-K/A an amendment to its Current Report on Form 8-K filed on April 15, 2004, to report financial statements in connection with the Agreement and plan of reorganization.

On July 15, 2004, the Company filed a Current Report on Form 8-K to report a private placement of the Company's common shares with private investors including Atlus Co. Ltd.

On August 16, 2004, the Company filed a Current Report on Form 8-K to report a change in the Company's certifying auditors.