Form 10QSB
period 2004-09-30
BBMF CORP
filed 2004-11-15
CIK 1095821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-27989

BBMF CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0286466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 4302, 43rd Floor, China Resources Building
26 Harbour Road, Wan Chai, Hong Kong SAR
(Address of principal executive offices)

+852 2116 8509
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2004, there were 20,625,379 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

SEC 2334 (1-04))	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Part I. — Financial Information

Item 1. Financial Statements (unaudited)

BBMF Corporation
(Formerly known as eChex Worldwide Corp.)

Consolidated Balance Sheets
As of September 30, 2004 and December 31, 2003

(Expressed in US Dollars)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,731,095	$1,333,385
Accounts receivable	3,926	—
Deposits and prepayments (Note 3)	127,376	8,720
Amounts due from related companies (Note 5)	2,699	—
Amount due from a director (Note 5)	854	24,045

Total current assets	$5,865,950	$1,366,150
Equipment (Note 6)	191,807	30,297
Intangible Assets	2,645,045	—

Total assets	$8,702,802	$1,396,447

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Other payables and accrued expenses (Note 7)	$97,491	$38,449
Amount due to affiliated company (Note 5)	3,533,212	1,878,927
Amount due to a director (Note 5)	—	78,252

Total current liabilities	$3,630,703	$1,995,628

Shareholders’ deficit
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 22,423,455 shares issued and outstanding (Note 8)	22,424	20,269
Additional paid-in capital	6,846,896	(20,269)
Accumulated losses	(1,797,221)	(599,181)

Total stockholders’ deficit	$5,072,099	$(599,181)

Total liabilities and stockholders’ deficit	$8,702,802	$1,396,447

See accompanying notes to unaudited consolidated financial statements.

BBMF Corporation
(Formerly known as eChex Worldwide Corp.)

Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2004 and 2003

(Expressed in US Dollars)

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$5,504	$—	$8,177	$—

General and administrative expenses	(479,103)	(51,478)	(1,167,826)	(51,478)
Selling expenses	(9,781)	(5,606)	(38,490)	(5,606)

Total operating expenses	$(488,884)	(57,084)	$(1,206,316)	(57,084)

Operating loss	(483,380)	(57,084)	(1,198,139)	(57,084)
Interest income	1	—	99	—

Loss before income taxes	$(483,379)	(57,084)	$(1,198,040)	(57,084)
Provision for income taxes (Note 9)	—	—	—	—

Net loss	$(483,379)	(57,084)	$(1,198,040)	(57,084)

Loss per share
— basic and diluted	$(0.02)	$(0.003)	$(0.05)	$(0.003)

Weighted average common shares outstanding — basic and diluted	22,423,455	20,268,668	22,423,455	20,268,668

See accompanying notes to unaudited consolidated financial statements.

BBMF Corporation
(Formerly known as eChex Worldwide Corp.)

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003

(Expressed in US Dollars)

	Nine Months ended Sept. 30,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,198,040)	$(57,084)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of equipment	33,289	—
Changes in:		—
Amounts due from related companies	(2,699)	—
Deposits and prepayments	(118,656)	—
Accounts receivable	(3,926)	—
Amount due from a director	23,191	—
Other payables and accrued expenses	59,052	—
Amount due to a director	(78,252)	30,964

Net cash provided by operating activities	$(1,286,051)	$(26,120)
Cash flows from investing activities
Acquisition of equipment	(137,141)	(9,797)
Acquisition in Japan distribution assets	(2,702,703)	—

Net cash used in investing activities	$(2,839,844)	$(9,797)
Cash flows from financing activities
Proceeds from issuance of common stock, net	6,869,320	—
Amount due to affiliated company	1,654,285	527,645

Net cash provided by financing activities	$8,547,650	$527,645
Net increase in cash and cash equivalents	$4,397,710	$491,728
Cash and cash equivalents at beginning of period	1,333,385	—
Cash and cash equivalents at end of period	$5,731,095	$491,728

BBMF Corporation
(Formerly known as eChex Worldwide Corp.)

Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

BBMF Corporation (the “Company”), formerly known as eChex Worldwide Corp., was incorporated in the State of Nevada on June 10, 1992 under the corporate name of Second Investors Group, Inc. On June 19, 1998, Second Investors Group, Inc. changed its corporate name to Progressive Environmental Recovery Corporation. On March 5, 1999, Progressive Environmental Recovery Corporation changed its corporate name to Worldwide Wireless Networks Inc., which subsequently changed its corporate name to eChex Worldwide Corp. (“ECWC”). ECWC was inactive prior to April 1, 2004.

BBMF Group Inc. (“BBMF Group”) was incorporated in the British Virgin Islands on January 27, 2004 as a limited liability company. BBMF Group is the 100% holding company of Kesrich (Hong Kong) Limited (“Kesrich”) and itself does not conduct any operations nor have any material assets and liabilities.

BBMF Group was previously owned 100% by Mr. Antony Ip Ren Haw and Mr. Lian Yih Hann. Pursuant to a board resolution dated February 25, 2004, BBMF Inc., a British Virgin Islands company (“BBMF Inc.”) subscribed for 98 newly issued shares of BBMF Group in consideration of US$3,300,000 in cash. BBMF Group also purchased the two then outstanding shares of BBMF Group held by Messrs. Ip and Lian in exchange for the aggregate consideration of US$2.00.

Kesrich’s main business is developing and distributing games for mobile telephones and other applications for mobile phones such as ring tones. Kesrich also provides mobile games on various technical platforms including the Java 2 platform, micro edition (J2ME); binary runtime environment for wireless application protocol (BREW); wireless application protocol (WAP) and short message service (SMS). Currently, all of our game development and production activities are conducted in an operation center based in Jiangsu province of the People’s Republic of China (the “PRC”).

On April 1, 2004, BBMF Group, BBMF Inc. and other parties named therein entered into an Agreement and Plan of Reorganization with ECWC (the “Agreement”). Pursuant to the Agreement, ECWC issued to BBMF Inc. 20,000,000 newly issued shares of the common stock of the Company in exchange for 100% of the 100 issued and outstanding ordinary shares of BBMF Group. In addition, BBMF Group is liable to pay a sum of US$400,000 to (i) Mr. Michael F. Manion, the then sole director and President, CEO and CFO of ECWC and (ii) to certain other subscribers of ECWC stock named in the Agreement, to pay for the cancellation of rights to subscribe for an aggregate of 1,000,000 shares of the Company’s common stock, which shares were cancelled on March 16, 2004.

US$400,000 was paid by BBMF Inc. on BBMF Group’s behalf and was reflected in the Company’s accumulated loss prior to April 1, 2004. Further, professional fees of US$225,000 were incurred in connection with the above reorganization and were accounted for as general and administrative expenses for the nine months ended September 30, 2004. The closing date of this exchange transaction was April 1, 2004.

BBMF Corporation
(Formerly known as eChex Worldwide Corp.)

Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS — Continued

As a result of the acquisition, BBMF Inc. holds a majority interest in the Company. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Since ECWC was not an operating company prior to the acquisition, this transaction is treated as reorganization rather than a business combination. Accordingly, the acquisition has been accounted for as a “reverse acquisition” whereby BBMF Group is deemed to have purchased the Company. However, the Company remains the legal entity and the Registrant for Securities and Exchange Commission (“SEC”) reporting purposes.

All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a result of the recapitalization of BBMF Group.

NOTE 2 — BASIS OF PRESENTATION

The consolidated financial statements as of September 30, 2004, and December 31, 2003, and for the three and nine months ended September 2004 and 2003 are prepared in accordance with generally accepted accounting principles in the United States of America. All material inter-company transactions have been eliminated.

The accompanying financial data have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with Kesrich’s audited financial statements and the notes thereto for the year ended December 31, 2003 included in the Company’s Form 8-K/A filed on June 15, 2004.

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

As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, we intend to apply APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, in recording compensation related to our plan. No grants have been issued by the Company to-date.

In the opinion of the Company’s management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2004, and December 31, 2003, for the three and nine months ended September 30, 2004 and 2003 have been made. The results of operations for the three month and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

BBMF Corporation
(Formerly known as eChex Worldwide Corp.)

Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 3 — DEPOSITS AND PREPAYMENTS

	September 30, 2004	December 31, 2003
	(Unaudited)
Rental deposits	$16,632	$—
Prepayments	110,744	8,720

	$127,376	$8,720

NOTE 4 — ACQUISITION IN ATLUS, GOODWILL AND INTANGIBLE ASSETS

Pursuant to a Mobile Business Sales and License Agreement (the “Atlus Agreement”) dated September 27, 2004, the Company signed with Atlus Co., Ltd., a corporation organized and existing under the laws of Japan (“Atlus”), an agreement to purchase Atlus’ mobile distribution business for an aggregate purchase price of 300,000,000 Japanese Yen (“Acquired Assets”). Completion and delivery of the Acquired Assets took place on September 30, 2004. Under the agreement, the Company has acquired an exclusive, worldwide license to use certain of Atlus’ game contents, characters and the Atlus trademark (“Atlus Proprietary Rights”). Atlus will receive from the Company a percentage of revenue received from game distribution using Atlus Proprietary Rights.

The “Intangible Assets” below constitute four websites officially registered with mobile carriers in Japan. Such four websites allow the Company to distribute mobile games directly to mobile users in Japan.

Marketing-related Intangible Assets — (Brand and Domain)	$2,451,712
Customer-related Intangible Assets	194,595
Contract-related Intangible Assets	601,802
Total Intangible Assets	3,248,109
Goodwill	(603,064)
Property, plant and equipment	57,658

$2,702,703

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. This statement requires the Company to test goodwill balance for impairment annually and between annual tests in certain circumstances. When assessing impairment, the Company must estimate the impaired fair value of the goodwill. The Company estimates the impaired fair value based on a discounted cash flow model that involves significant assumptions and estimates based on management’s best judgments of current and future circumstances, including currently enacted tax laws, future weighted average cost of capital, and future financial performance. As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a loss on impairment of assets, which would be included in the determination of net income (loss).

BBMF Corporation
(Formerly known as eChex Worldwide Corp.)

Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

The following pro forma information gives effect to the acquisition as if it had occurred on the first day of each three and nine months ended September 30, 2004 and 2003, respectively. The statements below reflect an exchange rate of 111 Japanese Yen per one U.S. Dollar.

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$248,051	$234,870	$728,141	$758,747

Net loss	$(721,994)	2,730	$(1,615,457)	152,210

Loss per share — basic and diluted	$(0.03)	0	(0.07)	0

NOTE 5 — RELATED PARTY TRANSACTIONS

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

Amount Due to Affiliated Company

The amount due to an affiliated company did not bear any interest and did not have clearly defined terms of repayment. Such amount due represented a cash balance held by the Company and its subsidiary on behalf of BBMF Inc., our majority shareholder. On November 10, 2004, the non-interest bearing loan due to BBMF Inc., in the principal amount of US$3,533,212, was waived in its entirety by BBMF Inc. This amount consisted of funding contributed to BBMF Inc by its shareholders, as well as certain re-organization expenses paid by BBMF Inc on behalf of the Company. The waiver of this loan applied to the entire outstanding balance (US$3,533,212) as of September 30, 2004.

Amount Due from/to a Director

The amount due from/to a director does not bear any interest and does not have clearly defined terms of repayment.

BBMF Corporation
(Formerly known as eChex Worldwide Corp.)

Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 6 — EQUIPMENT, NET

	September 30,	December 31,
	2004	2003
	(Unaudited)
Furniture and fixtures	$15,922	$5,896
Computer Equipment	294,330	25,685
Other Equipment	50,822	8,814

	361,074	40,395
Less: Accumulated depreciation	$(169,267)	$(10,098)

	$191,807	$30,297

NOTE 7 — OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2004	2003
	(Unaudited)
Other payables	$—	$—
Accrued salaries and wages	44,047	—
Other accrued expenses	53,444	38,449

	$97,491	$38,449

NOTE 8 — COMMON STOCK AND STOCK OPTION PLANS

On July 9, 2004, Atlus Co., Ltd. (“Atlus”), a Japanese game developer along with certain other investors, purchased 518,181 newly issued shares of Common Stock of the Company in a private placement at a purchase price of US$2.20 per share. The shares sold in the private placement are subject to a one-year lock-up period. We raised a total of US$1,140,000 in cash in that placement.

On September 27, 2004, the Company completed an additional private placement round by selling 1,636,606 newly-issued shares of Common Stock to several investors including Atlus. The shares sold in that private placement were sold at US$3.50 per share and are subject to a one-year lock-up period. We raised a total of US$5,728,210 in cash in that placement. Immediately following the closing of that private placement, Atlus owned approximately 9.37% of our outstanding shares and our enlarged capital base was increased to 22,423,455 common shares outstanding.

On September 24, 2004, the Company filed a Registration Statement on Form S-8 and registered 2,400,000 common stocks underlying the Company’s 2004 Stock Option Plan (the “Option Plan”). As of today, no options have been issued pursuant to such Option Plan.

BBMF Corporation
(Formerly known as eChex Worldwide Corp.)

Notes to Unaudited Consolidated Financial Statements

(Expressed in US Dollars)

NOTE 9 — INCOME TAX

The income taxes of the Company are substantially attributable to the Company’s operations in the People’s Republic of China (“PRC”) and Japan, whose statutory income tax rate is 33.0% and 30.0%, respectively.

The difference between the statutory rate and the effective rate in the PRC and Japan relates principally to nondeductible expenses and nontaxable income.

There is no provision for income tax of the Company as there was no estimate of assessable income for the period. Further, no provision for deferred taxation has been made as there was no material temporary difference at the balance sheet date.

NOTE 10 — SUBSEQUENT EVENTS

On November 10, 2004, BBMF Inc., the Company’s majority shareholder, waived in its entirety a non-interest bearing loan in the principal amount of $3,533,212. Such loan represented cash balance held by the Company and its subsidiary on behalf of BBMF Inc. in the form of funding injected by BBMF Inc.’s shareholders as well as reorganization expenses paid by BBMF Inc. on behalf of the Company. The amount will be recorded as additional paid in capital.

Item 2. Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with balance sheet as of December 31, 2003 and the financial statements as of and for the three and nine months ended September 30, 2004 and 2003, included with this Form 10-QSB.

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

The financial statements include all adjustments, which in the opinion of and to the best of management’s knowledge are necessary to make the financial statements not misleading.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company’s actual results could differ materially from those discussed here.

Business Overview

The “Company” is a developer and distributor of games and other software applications for use on mobile phones. We focus on Java-based games for mobile phones and handsets, and provide games on various platforms. We also have the capability to develop and distribute mobile karaoke, ringtones and truetones for use on mobile phones.

The Company has focused on its core business of developing and distributing our own proprietary game titles for distribution around the world. The Company continues to distribute games through multiple distribution agreements, where we share a percentage of the games sales revenue with our distribution partners. The Company distributes its games in countries and regions around the world including mainland China, Denmark, Hong Kong, Hungary, India, Italy, Ireland, Macau, Malaysia, Philippines, Poland, Russia,

South Africa, Sweden, Taiwan, Thailand, the United Kingdom and the United States. We began distribution its first game title into Japan in October 2004.

We also continue to pursue our business development strategy, which includes (i) increasing our game output capacity; (ii) making games available on as many handsets models as possible; and (iii) developing recognized brand-name game titles. As a result of our development strategy, we have seen a substantial increase in download results in certain operating markets. Our highest download number for one single game is 26,973 per month during the current reporting period, compared to less than 3,000 per month for a single game in the last quarter.

We expect this upward trend of increased downloads to continue, which increase would result in higher revenues going forward as we improve the quality of available games that can support a larger number of handsets for distribution in more countries. However, our limited operating history and the risk factors identified below causes future operating results difficult to predict.

In support of our development and growth strategy, we intend to increase the number of staff from our current level of approximately 210 people to 300 worldwide before first half 2005. On October 25, 2004, we established our wholly-owned subsidiary BBMF KK (Japan) (“BBMF Japan”), which company will serve as our primary operating entity for our business activities in Japan. BBMF Japan’s main business is to distribute its mobile games into the Japanese market and to secure global distribution rights to convert brand name traditional games (such as PlayStation and GameBoy Advance titles) into mobile versions and to secure rights to use well-known animation characters for use to develop mobile games.

We continue to seek opportunities to acquire companies with established distribution channels to expand the sales channels for our games in markets including Japan, Korea, Europe and the rest of world.

Pursuant to the Atlus Agreement described in Note 4, above, we acquired an exclusive, worldwide license to use the Atlus Proprietary Rights. Pursuant to the Atlus Agreement, we will distribute to Atlus a certain percentage of revenue that we earn from game distribution using the Atlus Proprietary Rights. The mobile distribution business acquired pursuant to the Atlus Agreement was funded with internal cash.

The Acquired Assets include four official websites registered with all the three major mobile carriers in Japan, which consist of NTT Docomo, au KDDI and Vodafone. Through these websites, the Company have the right to distribute directly to our registered mobile subscribers mobile games, ringtones, wallpaper and other related mobile contents.

We have entered similar discussions with companies within and outside of Japanese market. We intend to fund such acquisitions with a combination of shares and cash. However, these discussions are preliminary in nature and there is no guarantee that any of these other discussions will continue.

Results of Operations

Our results of operations included consolidated operating results for the six months ended September 30, 2003 and September 30, 2004 as well as for the three months ended September 30, 2003 and September 30, 2004. The Company was in the early development stage for the three and nine months ended September 30, 2003 respectively. There were zero operating activities to make meaningful comparisons to the three and nine months ended September 30, 2004, respectively. The discussions below therefore focus on the actual operating results for each of key items during the current operating period.

Nine Months Ended September 30, 2004

Net sales revenue for the nine months ended September 30, 2004 were US$8,177. We distribute our games to distribution partners’ websites or other networks where the end users can download the games into their mobile handsets. End users pay for a one-time fee each time a game is downloaded or a fixed amount for a specific period of time (e.g. one month) when the games can be downloaded as many times as they wish. We share a percentage of the fee from the sale of games and all sales reported here were generated from such revenue sharing agreements with our distribution partners.

We normally encounter a two to three month delay from the time that a game is downloaded by an end-user to the time we receive corresponding revenue. This is due in part to the time necessary to receive accurate download numbers. Therefore, all sales reported and recognized for the current period are comprised of operating data from prior reporting period.

We anticipate higher revenue going forward as we produce more games that can support a larger number of handsets for distributions to more countries around the world. In a report provided to us by one of our European distribution partners, our games registered close to 52,000 downloads for the month of August 2004 in one of our key European markets. The Company’s average shared revenue from these games is 0.38 Euro per download (or approximately US$0.49 per download).

Three Months Ended September 30, 2004

Net sales for the three months ended September 30, 2004 were US$5,504. All sales were generated from revenue sharing agreements with our distribution partners who distribute our original titles on their own websites or other networks.

Operating Expenses

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Total operating expenses for the nine months ended September 30, 2004 were US$1,206,316, consisting of general and administrative expenses and selling expenses.

General and administrative expenses included salaries, benefits and travel expenses for operational activities in the development of mobile games. It also included depreciation of equipment.

Selling expenses included salaries, benefits, travel and other related expenses for direct sales personnel and business development personnel.

Total operating expenses for the nine months ended September 30, 2003 were US$57,084, consisting of general and administrative expenses and selling expenses. The Company’s expenses during this period were mainly associated with starting the business operation and early activities associated with developing in house game development capability. All operating expenses during this period were attributable to the three months ended September 30, 2003.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Total operating expenses for the three months ended September 30, 2004 were US$488,884, consisting of general and administrative expenses and selling expenses. We experienced a 756% increase in expenses compared to three months ended September 30, 2003 as a result of introduction of full-scale game development activities and the increase in number of staff employed in Japan and China.

General and administrative expenses included salaries, benefits and travel expenses for operational activities in the development of mobile games. It also included depreciation of equipment.

Selling expenses included salaries, benefits, travel and other related expenses for direct sales personnel and business development personnel.

We anticipate the general and administrative and selling expenses to increase in the next reporting period due to expected increase in number of employees and significant sales and business development activities are anticipated to support the Company’s growth strategy.

Total operating expenses for the three months ended September 30, 2003 were US$57,084, consisting of general and administrative expenses and selling expenses.

General and administrative expenses included salaries and miscellaneous expenses for operational activities in connection with developing mobile games. Such expenses also included depreciation of equipment.

Selling expenses included salaries, benefits, travel and other related expenses for direct sales personnel and business development personnel.

Liquidity and Capital Resources

As of September 30, 2004, we had US$5,731,095 in net cash. For the three months ended September 30, 2004, we had recorded operating expenses of US$488,884 and net sales of US$5,504, for a total operating loss of US$483,380 over the same period.

We anticipate our operating expenses to either remain the same or increase over time. We intend to use net cash for working capital, to pay operating expenses and to fund additional acquisitions. If our monthly sales revenues and expenses continue at these levels and we are not able to raise additional sources of financing, our net cash position will be depleted in less than three years.

Therefore, until monthly sales revenue grow to a level exceeding our operating expenses, we must rely on equity funding to meet the working capital requirements from the Company’s continued operations.

Our current business plan provides for funding at least in part through the sale of equity securities, either through private placement or a potential public offering. It is our understanding that loans from commercial institutions will be either unavailable or not economically feasible to be loaned to companies such as ours who are still in the emerging growth phase.

Our ability to continue as a going concern over the foreseeable future will therefore depend primarily on our ability to sell additional equity securities, which in turn depends on the attractiveness of our stock. Our latest major funding was raised in September 2004 in a private placement round with investors including Atlus, which placement raised approximately US$5,728,210. Liquidity according to our current business plan therefore relies on our ability to raise new funding, although there can be no assurance such financings will occur.

We will continue to rely on the Company’s existing and future relationships with our partners to distribute games. An important component of the Company’s business plan is to acquire companies with distribution channels that can help expand the sales of mobile games. We intend to fund our acquisitions of these distribution channels with combination of cash and shares so as to reduce the requirement for cash outlay. Another advantage of using shares as funding currency is to align the interests of existing shareholders of distribution channels with that of the Company.

The implementation of such acquisition plans, however, creates additional funding needs and may have a dilutive effect on existing shareholders. We intend to manage the timing and the transaction size of such acquisition plans while considering available funding sources and working capital needs for operations. By doing so, we intend to avoid negative impact on the Company’s liquidity/net deficit concerns at any given time.

Contractual Obligations

As of September 30, 2004, we have not entered into any contractual obligations with any individuals or entities.

Off Balance Sheet Arrangements

As of September 30, 2004, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Factors Affecting Operating Results

The Company’s businesses, financial conditions and results operations could be materially and adversely affected by many risk factors, which risk factors should be considered carefully. Because of these risk factors, actual results might differ significantly from those projected in the forward-looking statements. Factors that might cause such differences include, amongst others, the following:

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

Our future success depends on our ability to significantly increase revenue from operation, which revenue has been insignificant to date. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development. These risks include our ability to:

•	offer new and innovative products;

•	attract buyers for our mobile phone platform games;

•	respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors;

•	maintain our current, and develop new, strategic relationships; and

•	attract and retain qualified management and employees.

Our income history is limited and it is uncertain whether we will be able to meet our future capital requirements.

For the three months ended September 30, 2004, we recorded net sales from income of US$5,504 and have recorded US$488,884 in operating expenses over the same period. We cannot be certain that the Company will generate sufficient revenues to support the overhead of the Company as well as to fund the Company’s long-term business plan. The Company has limited financial resources and we have been financed primarily by loans from related parties and private placements of our securities. There can be no assurance that additional funding will be available from these or any other sources.

If we cannot raise our revenue levels significantly, our ability to continue as a going concern depends may depend on our ability to raise additional funds by selling our securities.

On September 27, 2004, we raised approximately US$5,728,210 in a private placement of our common stock with several investors including Atlus, a Japanese game developer. There can be assurance that additional funding will be available from this or any other sources. We do not have sufficient assets or the kind of assets typically used to secure traditional debt financing and there can be no assurance that the Company can obtain financing on commercial reasonable terms in the near future. Future equity financings may result in substantial dilution to existing stockholders.

Our business strategy depends on acquiring companies with complimentary technologies or other resources.

Our future growth depends, in part, on our ability to successfully identify and acquire promising companies with good distribution channels for our games. We intend to increase our distribution capability in part through acquisitions. The integration of any future acquisitions into our existing business could result in certain unanticipated difficulties that could require a disproportionate amount of management’s attention and resources. Furthermore, there can be no assurance that the anticipated benefits of acquiring any future acquisition will be partially or fully realized. We have limited experience in completing acquisitions and integrating acquired businesses or products into our operations. We may compete for future acquisition opportunities with other companies that have significantly greater financial and management resources.

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

Sales are made primarily to our existing customer base of limited scope. Our customers typically pay a one-time licensing fee for use of our mobile handheld games and may pay a monthly subscription charge for unlimited access to the use of our games during the month. There can be no assurance that customers will continue to purchase our products and services, that our historic subscription renewal rates will continue, or that we will be able to maintain its current pricing levels for products and subscription services. Customers’ decisions not to renew their maintenance agreements or to renew them on different terms could have a material adverse effect on our business, financial condition and results of operations.

Our business and growth could suffer if we are unable to hire and retain key personnel that are in high demand.

We have recently changed the focus of our business and have been increasing the scope of our business. We anticipate significant growth in our operations in the foreseeable future. The expansion of our staff and operations will place a significant strain on our managerial, operational and financial resources. To manage the expected growth of our operations and personnel, we will need to improve existing, and implement, new transaction processing, operational and financial systems, procedures and controls. There is no assurance that we can achieve these goals in a timely manner.

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

In order to attain profitability and financial and operational success, we must continually license or develop new mobile handheld games that are attractive to end-users and replace our existing games as they reach the end of their useful economic lives, which we believe is an average of three to six months for each market, depending on popularity. Our ability to license successful and popular games will depend on availability at an acceptable cost, our ability to compete effectively to attract the licensors of these games, and our ability to obtain government approvals required for licensing and operating such games. Moreover, the success of our internally developed games will largely depend on our ability to anticipate and effectively respond to changing consumer tastes and preferences. In addition, internal game development requires substantial initial investment prior to the commercial launch of the games as well as a significant commitment of future resources. There can be no assurance that the mobile games that we develop or license will be attractive to end-users, will be viewed by the regulatory authorities as complying with content restrictions, will be launched in a timely manner or will be able to compete with games operated by its competitors. If we are not able to consistently license or control the branded traditional online games with continuing appeal to end-users or control the costs of such licenses, we may never become profitable and our growth prospects would decline.

The market for mobile games changes rapidly and we may not be successful in working with new technology standards.

The market for games on mobile phones is subject to rapid and significant change in technology. New technological developments which may have an impact on database architecture, internet enabling technologies and other aspects of our operations are expected to continue at a rapid pace. It is difficult to predict the effect of the emerging and future technological changes and inventions on the viability or competitiveness of our products and services. We must respond to these changes by enhancing our existing products and developing new products in a timely manner to meet or place ourselves ahead of the technological advances in the market. In addition, we may need to form alliances with new technological partners to enable us to adopt and modify development methods, processes and programs in response to new technologies and industry standards. There can be no assurance that we can respond effectively and such failure to rapidly respond to technological advances and new industry standards could have a material and adverse impact to our operations.

The market for mobile phone games is highly competitive and we may be unable to compete successfully against new entrants and industry competitors, some of which have greater financial resources than we do or currently enjoy a superior market position than we do.

We face intense competition from both local and overseas competitors with respect to our mobile games. We intend to expand into international markets including Japan, South Korea and the United States, which expansion requires us to compete with other game developers and distributors in such countries and regions.

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

Many of our games are only recently developed and may contain errors or other defects.

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

Our business model depends on both internally developed games and licensed games. Such games are playable on a number of platforms that require use of technologies developed by other third parties. Although we are not aware that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us and that such claims will not have a material adverse effect on our business, financial condition and results of operations. Any litigation involving the use of our technology could result in substantial cost to us and divert management’s attention from operations, either of which could have a material adverse effect on our business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from selling its products, any one of which could have a material adverse effect on our business, financial condition and results of operations.

Critical Accounting Policies

Revenue Recognition

The Company distributes its games to the mobile carriers’ websites, partners’ websites or other networks where end users can download games to their mobile handsets. Revenue from net sales is recognized when the sales proceeds are received by the Company, net of percentage shared by the mobile carriers and partners.

Research and Development Costs

The Company’s research and development costs associated with the development of mobile game software, as well as the development costs associated with establishment of distribution channels, are expensed as incurred given the relatively short development cycle compared to other software development.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s business operations are subject to a number of market risk factors which might materially and adversely affect the execution and outcome of the Company’s business plans. These market risk factors, amongst other things, include: (i) a downturn of economic development in our key markets such as China could potentially affect consumers’ affordability for non-essential services such as mobile games; (ii) rapid and significant changes in technology development and industry standards could affect how the Company could respond to the subsequent changes in Internet enabling technologies, technical platforms and other aspects of the Company’s operations; (iii) the industry’s revenue collection model make the Company vulnerable to any material and adverse changes in the credit worthiness of our end users and the Company’s distribution partners; (iv) the growth in the mobile game industry depends largely on the overall development of wireless communications industry; and (v) in most of the Company’s target markets, the mobile game industry has a relatively short development history and lacks coherent market statistics, which lack of data makes it difficult to predict industry growth trends.

Item 4. Control and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carries out periodic evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Based upon and as of the latest date of these evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

Part II. — Other Information

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

On July 9, 2004, Atlus, a Japanese game developer along with a few private investors, purchased in a private placement 518,181 newly issued shares of our Common Stock at a purchase price of US$2.20 per share. The shares are subject to a one-year lock-up period. Total proceeds raised in the transaction were US$1,140,000.

On September 27, 2004, we completed a private placement of 1,636,606 newly-issued shares of our Common Stock to several investors, including Atlus. The shares were sold at a purchase price of US$3.50 per share and are subject to a one-year lock-up period. The private placement resulted in gross proceeds of $5,728,210. Immediately following the closing of this transaction, Atlus owned approximately 9.37% of our outstanding shares. The enlarged capital base was increased to 22,423,455 shares outstanding immediately after the transaction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

On October 25, 2004, we incorporated BBMF KK (Japan) as our wholly-owned subsidiary in Japan. We intend that BBMF Japan serve as the principal parent entity for all of the Company’s business activities conducted in Japan. Total registered capital of BBMF Japan is 10,000,000 Japanese Yen.

Item 6. Exhibits

See the list in the exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBMF Corporation
Date: November 15, 2004	By:	/s/ Antony Ren Haw Ip
Antony Ren Haw Ip
President

Date: November 15, 2004	By:	/s/ Anny Lian
Anny Lian
Chief Financial Officer

EXHIBIT INDEX

(a) Exhibits

Number
2.1	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession (1)
3.1	Articles of Incorporation of Second Investors Group, Inc. dated June 10, 1992 (2)
3.2	Certificate of Amendment to Articles of Incorporation of Second Investors Group, Inc. filed June 19, 1998 (2)
3.3	Certificate of Amendment to Articles of Incorporation of Progressive Environmental Recovery Corporation dated January 29, 1999 (2)
3.2	Amended and Restated By-laws of the Company (3)
10.1	Form of Common Stock Purchase Agreement dated September 27, 2004 entered into by and between the Company and certain investors including Atlus (4)
10.2*	Mobile Business Sales and License Agreement dated September 27, 2004 entered into by and between the Company and Atlus +
31.1*	Rule 13a-14(a) Certification (President)
31.2*	Rule 13a-14(a) Certification (CFO)
32.1*	Section 1350 Certification (President)
32.2*	Section 1350 Certification (CFO)

(1) Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K as previously filed with the Commission on April 15, 2004.

(2) Incorporated by reference to the Company’s Registration Statement on Form SB-2/A as previously filed with the Commission on November 21, 2000.

(3) Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K as previously filed with the Commission on September 28, 2004 for the events first reportable on September 22, 2004.

(4) Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K as previously filed with the Commission on September 28, 2004 for the events first reportable September 27, 2004.

+ Portions of this exhibit have been omitted pursuant to an Application for Confidential Treatment filed by the Company with the Securities and Exchange of Commission pursuant to the Rules of the Exchange Act.

*	Filed herewith