Form 10KSB
period 2004-12-31
BBMF CORP
filed 2005-03-24
CIK 1095821

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

      (Mark one)
[X]   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
      1934

      For the fiscal year ended: DECEMBER 31, 2004

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _________ to ___________

                         Commission file number: 0-27989

                                BBMF CORPORATION
                 (Name of small business issuer in its charter)

NEVADA                                                                88-0286466
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

ROOM 4302, 43RD FLOOR, CHINA RESOURCES BUILDING
26 HARBOUR ROAD, WAN CHAI, HONG KONG SAR
(Address of Principal Executive  Offices)                             (Zip Code)

                                 +852 2116 8509
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2004 were $591,329.

As of March 16, 2005, non-affiliates of registrant held an aggregate total of 2,936,585 shares of common stock. These shares currently have no readily ascertainable market value, as a trading market in registrant's stock has not yet developed and, as of March 16, 2005, there was a wide spread between the bid price of $2.00 and the ask price of $35.00 with no trading volume.

As of March 16, 2005, there were outstanding 22,936,585 shares of the issuer's common stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):
      [ ] Yes [X] No

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      In addition to historical information, this Annual Report on Form 10-KSB for BBMF Corporation ("BBMF", "we", "us") contains forward-looking statements relating to such matters as anticipated financial and operational performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We emphasize to you that a variety of factors could cause BBMF's actual results and experience to differ materially from the anticipated results or other expectations expressed in BBMF's forward-looking statements. When we use the words or phrases "believe," "anticipate," "expect," "intend," "will likely result," "estimate," "project" or similar expressions in this Annual Report on Form 10-KSB, we intend to identify such forward-looking statements, but they are not the exclusive means by which such statements are made. The forward-looking statements are only expectations and/or predictions which are subject to risks and uncertainties including the significant factors discussed herein under "Risk Factors" and general economic, market or business conditions, opportunities or lack of opportunities that may be presented to BBMF, competitive actions, changes in laws and regulations and other matters discussed herein in the sections entitled "Item 1 - Description of Business," and "Item 6 - Management's Discussion and Analysis or Plan of Operation" and elsewhere.

      We caution readers to review the cautionary statements set forth in this Annual Report on Form 10-KSB and in BBMF's other reports filed with the Securities and Exchange Commission (the "Commission") and caution that other factors may prove to be important in affecting BBMF's business and results of operations. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this the Annual Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2004
                                TABLE OF CONTENTS

Item
Number                                                                          Page
------                                                                          ----
                                    Part I.

1.          Description of Business                                              4
2.          Description of Property                                             11
3.          Legal Proceedings                                                   12
4.          Submission of Matters to a Vote of Security Holders                 12

                                    Part II.

5.          Market for Common Equity and Related Stockholder Matters            13
6.          Management's Discussion and Analysis or Plan of Operation           13
7.          Financial Statements                                                35
8.          Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                              35
8A.         Controls and Procedures                                             36
8B.         Other Information                                                   36

                                    Part III.

9.          Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                   36
10.         Executive Compensation                                              39
11.         Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                     41
12.         Certain Relationships and Related Transactions                      42
13.         Exhibits                                                            43
14.         Principal Accountant Fees and Services                              44

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

      We are a global developer and distributor of Java and BREW-based video games and other software applications, such as ringtones and wallpaper, for use on mobile phone handsets. We distribute our games in several markets, including China, Europe and our primary market, Japan. In fiscal year 2004, 93.9% of our revenues were derived from Japan. We deliver our wireless and mobile content across a variety of mobile phone platforms, including advanced second generation handsets, or 2.5G phones and third generation handsets, or 3G phones.

      Our primary business is to develop and distribute original game content with a focus on creating games based on well-known characters from popular animation or comic books, television shows, or characters made famous from other gaming platforms.

CORPORATE STRUCTURE

      BBMF Corporation is a Nevada corporation incorporated on June 10, 1992 under the name Second Investors Group, Inc. Since incorporation, we have undergone several corporate reorganizations and name changes including the following: on June 19, 1998, Second Investors Group, Inc. changed its corporate name to Progressive Environmental Recovery Corporation; on March 5, 1999, Progressive Environmental Recovery Corporation changed its corporate name to Worldwide Wireless Networks Inc; on December 31, 2003, Worldwide Wireless Networks Inc. changed its corporate name to eChex Worldwide Corp.; and on April 9, 2004, we changed our corporate name to BBMF Corporation.

      Pursuant to our reorganization completed on April 9, 2004 and pursuant to a reverse takeover as more fully described in our Current Report on Form 8-K for the events reported on April 1, 2004 and filed with the Commission on April 15, 2004 and as subsequently amended and filed with the Commission on June 15, 2004, we underwent a complete change in management and controlling shareholders, acquired new business assets in connection with our current business of developing and distributing mobile video games and other mobile content and began executing our current long-term business strategy.

      BBMF Group Inc. ("BBMF Group"), is a wholly-owned subsidiary of the BBMF Corporation, and was incorporated in the British Virgin Islands on January 27, 2004 as a limited liability company. BBMF Group serves as a holding company for our several subsidiaries including (i) Kesrich (Hong Kong) Limited ("Kesrich"), a corporation organized under the laws of Hong Kong; (ii) BBMF China Inc. ("BBMF China"), a company organized under the laws of the British Virgin Islands; and
(iii) BBMF KK (Japan), a company organized under the laws of Japan ("BBMF Japan"). BBMF Group is also the holding company for an investment in salvaging a sunken ship off the Indonesian sea as further described in Item 8B.

      Our operations are carried out primarily through subsidiaries in Japan and in China.

      On October 25, 2004, we established our wholly-owned subsidiary, BBMF Japan, as our operating entity for our business activities in Japan. BBMF Japan's main business is distributing our Java and BREW-based mobile games into the Japanese market and securing license rights in connection with branded Japanese content for use in, and development of, our game titles.

      On April 13, 2004, we established our wholly-owned foreign enterprise, Nanjing BBMF Information Technology Co., Ltd. ("BBMF Nanjing") in Nanjing, the People's Republic of China (the "PRC" or "China"), which is held 100% by BBMF China. BBMF Nanjing serves as our in-house game production studio for conducting the majority of our game development and production activities.

      As of February 28, 2005, we had approximately 229 full-time employees located in Japan, Hong Kong and China, representing an increase of nearly 190 employees since December 31, 2003. The increase was primarily attributable to recruitment of additional game producers, game planners, programmers, graphic designers, sound engineers and quality assurance ("QA") specialists, who design, develop and test our mobile games at our Nanjing game production studio. As of February 28, 2005, we employed 202 full time game developers in Nanjing, China, the majority of whom are PRC nationals. The remaining staff, consisting of our managers and game developers, split their time between Nanjing, China and Tokyo, Japan.

PRODUCTS AND SERVICES

      Mobile Games. Our mobile games are Java and BREW-based games, which technology platforms are widely accepted in the wireless market. Penetration of mobile phones with Java and BREW is expected to grow from approximately 23% of all mobile phones sold in 2003 to approximately 97% of all mobile phones sold in 2008, according to the ARC Group. Java and BREW technologies allow mobile phone users to play interactive and networking mobile games and download applications to customize their mobile phone settings. We first launched services based on the Java programming language in April 2004.

      Our games are original titles primarily developed in our Nanjing game production studio. Many of our titles incorporate well-known characters or stories from other platforms such as Sony's Playstation 2 and Nintendo's Gameboy Advance, but with different graphics, stories and gameplay. Our titles also incorporate characters originally made popular from animation, comics and graphic novels, and television programming.

      Our games vary in complexity, ranging from simple point-and-shoot or puzzle games to games with rich graphics, stories and gameplay, such as multi-player role-playing games. Game genres include, among others, action, adventure, puzzles, and sports and arcade-type games.

      Users can access these games either from their mobile phones, by choosing from a menu located on a mobile operator's portal or website, or a third-party service provider's mobile phone portal. Users can purchase our mobile games on a per download basis and, in Japan, either on a per download or monthly subscription basis.

      For the Japanese market, we provide our services mainly through rights to distribute directly to registered subscribers of Japan's three mobile service carriers: NTT

DoCoMo, au KDDI and Vodafone. These rights, which we acquired pursuant to a sale and license agreement with Atlus dated September 27, 2004, gives us direct access to a market with one of the world's highest mobile phone penetration rates.

      In other markets, we distribute our game titles primarily pursuant to cooperative agreements with either third-party service providers or other content providers, the terms of which are generally two years and involve revenue sharing arrangements generated from game sales. Such third-party providers then distribute directly to registered mobile subscribers in a particular market.

      Our users are generally registered subscribers of mobile phone carriers and operators. We do not directly bill our users, and depend on the billing systems and records of the mobile operators to bill and collect fees. We generally do not have the ability to independently verify the accuracy of the billing systems of the mobile operators. In addition, we generally have no direct control over delinquent payments or users who otherwise default on their payments.

      We depend on our own internal database system to monitor usage, which data helps us to monitor revenue. Although retail prices of our games are made known to all parties, including mobile carriers and end-users, tracking and monitoring actual usage involves reconciling our internal data with usage reports provided by network carriers. There is often a wide range of variance between our internal data and network carriers' provided data because of differing counting criteria. In addition to evaluating market conditions and other strategic considerations, we make our business decisions partially based on our internal data, taking into account our historical experience in reconciling our internal data to results provided by network carriers.

      Other Products and Services. Due to the large number of handset models produced by different manufacturers, we have developed the expertise and capability to adapt games for use on most major handset models, available on a global basis, to ensure smooth, consistent gameplay. We intend to offer these services on a commercial basis to other game developers and third-parties. We also have the capability to develop and distribute other mobile phone applications such as wallpapers, mobile karaoke, ringtones and truetones.

      In addition, we have the capability to service and manage mobile game portals operated by third-parties. For example, in February 2005, we signed a five-year, exclusive agreement with TV Tokyo Broadband Entertainment Inc. ("TXBB"), a subsidiary of a leading Japanese broadcaster TV Tokyo, whereby we agreed, among other things, to develop, manage and operate 12 mobile portals on behalf of TXBB, which portals and directly reach registered users of Japan's three major mobile carriers: NTT DoCoMo, au KDDI and Vodafone.

OUR INDUSTRY

      The wireless entertainment market has emerged as a result of the rapid growth and technological evolution in the wireless communications industry. The number of global wireless subscribers is expected to grow from approximately 1.3 billion in 2003 to 2.0 billion in 2008, with most of this new growth occurring in markets outside the United States, Western Europe and Japan, according to International Data Corporation, or IDC.

According to a recent report in the International Herald Tribune, the Japanese mobile content industry is currently generating an estimated total of 300 billion Japanese Yen (or approximately US$2.86 billion) in annual revenue.

CHALLENGES IN OUR INDUSTRY

      Our ability to realize our business objectives and execute our strategies is subject to risks and uncertainties, including the following:

      - Our dependence on NTT DoCoMo, au KDDI and Vodafone for substantially all of our revenue and our dependence on its distribution and billing systems;

      -     Our limited operating history and dependence on our key personnel;

      -     The intense competition that we face in the mobile gaming market;

      - The rapidly evolving mobile phone and video game industries, which makes predicting future acceptance and market demand difficult; and

      - The uncertain legal and regulatory market in China, which could adversely affect our critical game development operations located there.

STRENGTHS AND STRATEGIES

      Our strategic objective is to be the leading provider of high quality mobile games in geographic areas with a substantial amount of mobile phone subscribers, particularly in Japan, while maintaining an efficient, low-cost base. We will undertake strategic initiatives focused on expanding our market share, improving our production scale, updating and upgrading our library of product offerings, with a particular focus on well-known, branded and licensed character products, and raising our visibility and market position. In particular, we intend to:

   -  Increase our production scale.

      We seek to continuously produce new, high-quality games that appeal to our target consumers. Utilizing experienced game designers from Japan and our experienced team of game developers in China, we currently have the capability to produce between 50 and 60 game titles per month, up from 20 to 30 game titles compared to the same period last year. With over 194 game producers, programmers, graphic designers, sound engineers and QA specialists, who design, develop and test our games, we believe we have one of the largest game development teams in the world as measured by production capacity. Our knowledge of the demands and preferences of our target customer segments, combined with our game development team skilled in creating games across multiple handset platforms on a large scale, allows us to develop and introduce new games and other products to meet our users' changing requirements.

   -  Incorporate recognized brands and characters.

      Many of our games are based upon characters that are already well-known in a target market area. For example, we have developed and distributed games based on "Megamei Tensei", which game and characters were originally playable on Nintendo's Game Boy Advance handheld console. To increase game appeal, we intend to capture brand awareness of these characters by incorporating the same characters, music and/or stories in our own games developed for use on mobile phones. We have also recently signed an agreement with TXBB which gives us the right to use certain characters from Japanese drama and animation as well as animation and children's television programming originating outside of Japan, for distribution over our Japanese distribution channels. We seek to enhance our revenue potential by licensing well-known, branded characters for major mobile phone markets.

   -  Build strategic relationships.

      To complement the organic growth of our company and extend our product development and distribution capabilities, we intend to acquire businesses and form strategic partnerships when suitable opportunities arise. We seek to capture these opportunities by actively identifying and analyzing potential acquisition targets and strategic partners that would allow us to leverage our cost advantages and production scale while at the same time increasing our production and distribution capabilities.

   - Capture key markets to strengthen and diversify our business and revenue streams.

      We intend to leverage our position in Japan as a low-cost, high output provider of high quality mobile games, with well-known characters and stories, to diversify our revenue streams in other key mobile phone markets outside of Japan, such as Europe, China and the United States. We actively seek new distribution channels and have, for example, signed agreements in the last fiscal year with Sina.com and Netease, both leading service providers in China.

PRODUCT DEVELOPMENT

      Our business strategy is focused on producing new game titles every month on mobile platforms that become more technologically advanced with time. For example, in response to current lack of standardization of operating systems among mobile phones used in different parts of the world and varying handset specifications, we have developed technical know-how that allows our game titles to be readily adaptable for most mobile phones available on the market.

      Our software and sound engineers in China are dedicated to constantly developing and improving our game products. In addition, we employ approximately 202 employees located in China, the majority of whom continually research, develop and upgrade our mobile products and services utilizing the latest technology.

SALES MARKETING AND CUSTOMER SERVICE

      We have a small team of employees responsible for developing business opportunities for the company. Along with the efforts of our management, the company has two dedicated employees based in Japan, and one in China, whose primary function is business development and sales.

      Customer service is handled by our team in Japan.

COMPETITION

      Currently, our primary market is Japan.

      Japan. There are numerous players in Japan's mobile video games market. We face intense competition from other video game providers that offer titles using the same Japanese mobile networks available to us. For example, in its annual report for the fiscal year ended March 31, 2004, NTT DoCoMo reported that as of March 31, 2004, there were approximately 4,100 DoCoMo portal menu sites on its i-mode network and approximately 75,000 voluntary web sites. Our company operated one portal menu through DoCoMo's i-mode network and FOMA network, as did many of our competitors.

      We estimate that there are over 100 mobile video game companies distributing in Japan, including major game companies such as Konami Networks, Hudson, Square Enix, Sega, Taito, G-Mode and Atlus. We have been able to enter co-operative agreements with several of these potential competitors. However, in general we compete with these companies primarily on the basis of brand, game types, game release dates, character content, and channel relationships. We also compete for experienced and talented employees. Some of our competitors may have greater access to capital markets, more human and financial resources than we do, and a longer operating history than we have. In addition, some of our competitors have established game titles well known in Japan due to prior branding accomplished on other game consoles or systems. These competitors may have an advantage over us with their longer operating history, more established brand name, larger user base and alternative game distribution channels. Furthermore, our competitors may be able to offer a broader range of services than we are presently able to offer. See "Risk factors -- Risks relating to our business -- The markets in which we operate are highly competitive and many of our competitors have greater resources than we do."

      Other Markets. Japan currently represents our most important market in terms of revenue. In markets outside of Japan, such as in China and Europe, we distribute our games primarily through third party service providers and not through the mobile network operators themselves. Some of these competitors may be able to distribute their games directly via arrangements with a local mobile network operator. In addition, there are numerous competitors in both China and Europe's video game markets, many of whom have greater access to capital markets, more human and financial resources than we do, and a longer operating history than we have.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

      We regard our know how, trade secrets and other intellectual property as critical to our business. We rely on trademark and copyright law, trade secret protection, non-competition, confidentiality and licensing agreements with our employees, clients, partners and others to protect our intellectual property rights. We rely upon technical know-how and continuing technological innovation to develop and maintain our position in the market and we believe the success of operations will depend largely upon such know-how and innovation. We require employees and consultants to execute appropriate confidentiality agreements and assignments of inventions in connection with their employment or consulting arrangement with us. There can be no assurance that trade secrets will be established, that secrecy obligations will be honored or that competition will not independently develop superior or similar technology.

      Despite our efforts to protect our proprietary rights, we cannot be certain that the steps we have taken will prevent misappropriation of our content or technology, particularly in foreign countries such as China, where the relevant laws may not protect our proprietary rights as fully as in the United States. See "Risk Factors - Risk relating to our business - we may not be able to adequately protect our intellectual property, especially in the PRC where intellectual property is limited."

      We are in the process of registering in the United States and in China our BBMF logo. We may not, however, be able to adequately protect our intellectual property, and we may be exposed to infringement claims by third parties.

EMPLOYEES

      Our senior management and many of our employees have had prior experience in the video games, Internet portal and telecommunications-related industries. Our employees engaged in game development and production receive a base salary and a performance-based bonus. In general, the bonus is based on quality, quantity and timeliness in connection with production deadlines.

      We believe that we maintain a good working relationship with our employees and we have not experienced any significant labor disputes or difficulty in recruiting staff for our operations.

      As of February 28, 2005, we had a total of 229 full time employees, an increase of at least 450%, from a total of less than 50 employees as of December 31, 2003, which increase reflects our rapid growth. In general, our technical and game development personnel work for our subsidiary BBMF Nanjing and our business development, carrier relationship and QA specialists work for BBMF Japan. Our senior executives split their time between China and Japan, depending on their responsibilities.

      As stipulated by PRC and Japanese regulations, we participate in various medical care, welfare subsidies, unemployment insurance and pension benefits through defined contribution plans.

      Our board of directors has approved a broad-based stock option plan, which will be submitted to our shareholders for approval at our next annual meeting. Pursuant to such stock option plan, we plan to grant stock options to our employees from time to time.

GOVERNMENT REGULATION

      Japan. In Japan, our products and services are delivered through Japan's three major mobile service carriers. Although we, as content providers to mobile service carriers, are not currently subject to extensive regulations in Japan, the telecommunications industry in which Japan's mobile carriers operate are subject to extensive government regulation. The Ministry of Public Management, Home Affairs, Posts and Telecommunications, or MPHPT, is the primary regulatory body with responsibility for the telecommunications industry in Japan. Japan's mobile service carriers are regulated by the MPHPT primarily under the Telecommunications Business Law. Generally, mobile telecommunications service providers are also subject to the Radio Law. These laws provide for, among other things, rules governing registration, notification and regulation of anti-competitive behavior for mobile service carrier operation in Japan.

      Because of our revenue relationship with Japan's mobile service carriers, we could be indirectly affected by any adverse regulatory changes in connection with Japan's telecommunications industry.

      China. We collect a small amount of revenue indirectly through China's mobile service carriers. We also develop games and software in our Nanjing studio. The Chinese government has generally encouraged the development of the high-technology industry, and the products and services we offer, and the game and software development activities conducted in our Nanjing subsidiary, are not currently subject to extensive government regulations. However, the telecommunications industry in which China's mobile carriers operate and Internet Service providers, however, are subject to extensive government regulation and control. Currently, all the major telecommunications and Internet service providers in China are primarily state owned or state controlled and their business decisions and strategies are affected by the government's budgeting and spending plans. In addition, they are required to comply with regulations and rules promulgated from time to time by the Ministry of Information Industry, and other ministries and government departments.

      In September 2000, China published the Regulations of the People's Republic of China on Telecommunications, also known as the Telecommunications Regulations. The Telecommunications Regulations are the first comprehensive set of regulations governing the conduct of telecommunications businesses in China. In particular, the Telecommunications Regulations set out in clear terms the framework for operational licensing, network interconnection, the setting of telecommunications charges and standards of telecommunications services in China.

      Notwithstanding the recent developments in China's telecommunications regulations, many laws and regulations applicable to the telecommunications industry in China are still evolving and unsettled. A restrictive regulatory environment for mobile carriers and Internet service providers could adversely affect our business.

ITEM 2. DESCRIPTION OF PROPERTY.

         We maintain a small administrative office located at Room 4302, 43rd Floor, China Resources Building 26 Harbour Road, Wan Chai, Hong Kong SAR. Our Japanese operations are conducted at our executive offices located in Tokyo, Japan as described further below. In addition, our game development and production studio is located in Nanjing, the PRC.

         Prior to March 15, 2005, we shared approximately 90 square feet of office space located at Kagurazaka Plaza Building, Kagurazaka 4-8, Shinjuku-ku, Japan. These premises were shared with Atlus on a temporary basis. On February 28, 2005, we signed a lease providing for new office space for our Japanese operations. Our lease commenced on March 15, 2005 and consists of approximately 245 square meters of office space, at a monthly rate of 978,600 Japanese Yen, inclusive of management fees, located at Shiba No. 3 Amerex Building, Mita 3-12-17 Minato-Ku, Tokyo, Japan. The lease term expires in March 2007. We also lease approximately 28 square meters of staff quarters located at Shiba Mansion, Shiba 2-27-8, Minato-ku, Tokyo, Japan for an initial term of two years, at a monthly rate of 125,000 Japanese Yen.

      In Nanjing, China, we lease approximately 2,800 square meters of game production, research and development, test and office space located in a four-story building and located at Block 4, 70 Matai Street, Hunan Road, Nanjing, China, at an annual rent of RMB700,000, inclusive of management fees. The initial term is three years.

      We anticipate no difficulty in extending these leases or obtaining comparable office and staff quarters facilities in suitable locations.

      We believe that our facilities are sufficient to meet our expected needs for at least the next twelve months and that our facilities are adequately covered by insurance.

      We do not engage in investments in real estate or other interests in real estate, including investing in real estate mortgages or real estate securities.

ITEM 3. LEGAL PROCEEDINGS.

      There are no material legal proceedings pending or, to our knowledge, threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Our common stock is quoted on the over-the-counter Bulletin Board under the trading symbol "BBMF.OB." For the past fiscal year, there has been virtually no trading of our common stock, with the last trade occurring at US$11.00 on December 1, 2004. Due to the lack of volume, we have not included a table setting forth the high and low sale prices for our common stock.

      As of March 17, 2005 there were approximately 165 registered holders of record of our common stock. This number excludes individual shareholders holding stock under nominee security position listings because many of such shares are held by brokers and other institutions on behalf of shareholders. As a result, we are unable to estimate the total number of shareholders represented by these record holders, but we believe that the amount is in excess of 400.

DIVIDEND POLICY

      Historically, we have not paid any dividends to our shareholders, and we do not expect to pay any dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                             Number of securities to     Weighted average
                             be issued upon exercise    exercise price of      Number of securities
                             of outstanding options,    outstanding rights    remaining available for
      Plan Category            warrants and rights.        and warrants           future issuance
-------------------------    -----------------------    ------------------    -----------------------
Equity compensation plans
approved by security
holders (1) (None)

Equity compensation plans        None outstanding               n/a           2,400,000 Common Shares
not approved by security
holders - 2004 Stock
Option Plan (1)

(1) The Board of Directors has approved our 2004 Stock Option Plan as of September 2004. We plan to submit the 2004 Stock Option Plan to a vote by our shareholders at our next annual shareholders meeting.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Except for historical information, the following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Our actual results could differ materially from those reflected in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in the Section entitled

"Risk Factors." Please see the statements contained under the Section entitled "Cautionary Statement Regarding Forward-Looking Statements" above.

OVERVIEW

      Our primary business is the development and distribution of games and other software applications for use on mobile phones. We focus on Java and BREW-based games for mobile phones and handsets, and provide games on various platforms. We also have the capability to develop and distribute wallpaper and ringtones for use on mobile phones. Sales proceeds from mobile games constitute the majority of our revenues.

      We distribute our games through various distribution arrangements, where we share a percentage of game sales revenue with our distribution partners. Some of these distribution partners are mobile carriers, who collect sales proceeds from their mobile subscribers for usage of our games and other applications. Other partners distribute our games via their own websites, the network of other mobile carriers with whom they have a direct business relationship or other sales channels.

CRITICAL ACCOUNTING POLICIES

      The Commission issued cautionary advice regarding the disclosure of critical accounting policies on December 12, 2001. Critical accounting policies are those that our management believes are both most important to the portrayal of our financial condition and results, and that require difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that involve uncertainty.

      We believe the "critical" accounting policies we use in preparation of our financial statements are as follows:

REVENUE RECOGNITION

      We distribute our games to mobile carriers' websites, partners' websites or other networks where end users can download games to their mobile handsets. The collection cycle, which is the time between when a game is downloaded by users to the time when we receive revenue statement from the distribution partners' ranges from an average of 3 months (in the case of direct relationships with mobile carriers) to over 6 months (in the case of indirect distribution relationships with partners that distribute the games to mobile carriers).

      Revenue from game sales and mobile applications are recognized only after those applications were downloaded by mobile users from carriers and other portals' websites and such downloads are supported by statements received from the carriers' and non-carriers' partners. Such statements normally indicate the number of downloads for the relevant periods, revenue attributable to us, revenue shared by the mobile carriers and other partners, applicable taxes and expected timing of payment.

RESEARCH AND DEVELOPMENT COSTS

      Our research and development costs associated with the development of mobile game software, as well as the development costs associated with establishment of distribution channels, are expensed as incurred given the relatively short development cycle compared to other software development.

EFFECT OF FLUCTUATIONS IN FOREIGN EXCHANGE RATES

      Our functional currency includes Japanese Yen, Renminbi of the People's Republic of China and the Hong Kong Dollar. Currently, the majority of our sales are generated in Japan, followed by several other countries including China and Europe. Operations are mainly located in China and Japan. For financial reporting purposes, financial records denominated in currencies other than United States dollars have been translated into United States dollars as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income - foreign currency translation adjustments". Gains and losses resulting from foreign currency transactions are included in other comprehensive income/(loss). The foreign currency translation adjustment was not material in either year. However, as a result of our accounting policy stated above, the carrying value of our investments in Japan and China are subject to the risk of foreign currency fluctuations. Additionally, any revenues received from the Company's international operations in other than U.S. dollars will be subject to foreign exchange risk.

BUSINESS ACQUISITIONS

      Pursuant to a Mobile Business Sales and License Agreement (the "Atlus Agreement") dated September 27, 2004 signed with Atlus Co., Ltd., a corporation organized and existing under the laws of Japan ("Atlus"), we purchased Atlus' mobile distribution business for an aggregate purchase price of 300,000,000 Japanese Yen (the "Acquired Assets"). Completion and delivery of the Acquired Assets took place on September 30, 2004. Under the Atlus Agreement, we have acquired an exclusive, worldwide license to use certain of Atlus' game contents, characters and the Atlus trademark (the "Atlus Proprietary Rights"). Atlus will receive from the Company a percentage of revenue received from game distribution using the Atlus Proprietary Rights.

      The assets and liabilities of acquired businesses are recorded under the purchase method at their estimated fair values at the dates of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. We have accumulated intangible assets of US$2,578,918 as of December 31, 2004.

      We have adopted SFAS No. 142, "Goodwill and Other Intangible Assets". This statement requires us to test goodwill balance for impairment annually and between annual tests in certain circumstances. When assessing impairment, the Company must estimate the impaired fair value of the goodwill. The Company estimates the impaired fair value based on a discounted cash flow model that involves significant assumptions and estimates based on management's best judgments of current and future circumstances, including currently enacted tax laws, future weighted average cost of capital, and future financial performance. As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a loss on impairment of assets, which would be included in the determination of net income (loss).

RESULTS OF OPERATIONS

      We believe that our limited history of revenue generation and recent business developments make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

      We were in an early development stage for the year ended December 31, 2003. Our activities were focused on early establishment activities such as market research, recruitment and minimal research and development activities. There were no operating activities to make meaningful comparisons to the fiscal year ended December 31, 2004. The discussions below therefore focuses on the actual operating results for each of key items during the current operating period.

OPERATING REVENUE

      Gross sales revenue for the year ended December 31, 2004 was US$591,329 and net sales for the same period were US$564,876 after sales tax.

      Our games are distributed to distribution partners' networks and websites where the end users can download the games into their mobile handsets. End users pay for a one-time fee each time a game is downloaded or a fixed amount for a specific period of time (e.g. one month) when the games can be downloaded as many times as they wish. We share a percentage of the proceeds from the sale of games.

      We completed developing our first batch of proprietary game titles in March 2004 and started distributing our games in April 2004.

      For revenue generated through direct distribution relationships with mobile carriers, we normally encounter a two to three month delay from the time that a game is downloaded by an end-user to the time we receive corresponding revenue. This is mainly due to the time necessary to receive accurate download numbers and the time required for carriers billing to, and collection from, mobile users.

      An additional two to three months collection delay is normally required for those distribution relationships entered into with partners that are not mobile carriers themselves, measured from the time these partners receive the games from us. This is mainly due to the additional timing required for the technical adjustments to make our games compatible with the networks of the mobile carriers through which our partners distribute games.

      Our games have been distributed to multiple countries around the world. Our games retailed at an average of US$0.50 to over US$5.00 before the carriers' commission charge, depending on the market.

      Following our acquisition of Atlus' distribution assets, Japan became our largest market measured in terms of sales revenue, followed by Europe and China. Japan constituted 93.9% of total sales revenue in 2004. Set forth below is the geographic contribution of revenue from our different sales markets.

                                                   Sales Amount(US$)           Percentage(%)
Japan                                                      555,398                   93.9%
Europe                                                      22,294                    3.8%
People's Republic of China                                   2,613                    0.4%
Others                                                      11,024                    1.9%
                                                       -----------                  -----
   Total                                               US$ 591,329                  100.0%
                                                       ===========                  =====

      We anticipate higher revenue going forward as we intend to increase the number of branded games available to the existing distribution network. We also intend to seek opportunities to acquire more gaming companies with established distribution channels. We also intend to launch new distribution channels either on our own or through joint efforts with partners with branded contents for use in development of our mobile games and other applications.

OPERATING EXPENSES

      Cost of sales for the year ended December 31, 2004 were US$716,883 resulting in a gross margin of (-25.7%). During September 2004, when we acquired the mobile distribution assets from Atlus, all content production for those distribution channels was outsourced to third-party game development companies in Japan, where labor costs are generally higher than that in other countries such as China. We expect positive gross margins going forward as we have discontinued most of these outsourcing contracts beginning in 2005 and shifted the production to our own game production center in China.

      General and administrative expenses included general and administrative salaries, benefits, network-related expenditures, property lease and rental and travel expenses for operational activities in the development of mobile games. General and administrative expenses for the year ended December 31, 2004, were US$1,584,047 and selling expenses were US$39,950, resulting in an operating loss of US$1,775,185.

      During September 2004 when we acquired Atlus' mobile distribution business, all network-maintenance related activities (such as server management, data hosting, content updating) were outsourced to two third-party companies in Japan. Following the acquisition, we have since discontinued those third-party network maintenance-related contracts. We have consolidated the server management and content updating as part of internal activities. Server network rental was also transferred to a lower-priced contract.

      For our game production studio in China, we have entered into a three-year lease contract for RMB700,000 per annum, inclusive of management fees. As a result of our growth and increased operational activities in Japan, in March 2005, we entered into a two-year lease contract for an office space for annual lease payment of approximately US$111,840 (JPY11,743,2000), inclusive of management fees.

      We anticipate higher operations-related traveling expenses going forward due to foreseeable increased integration of our production base in China and our operations in Japan.

      Depreciation and amortization also represent part of our general and administrative costs. Depreciation for the year was US$115,484 and was mostly related to leasehold improvement for the new property lease in our production center in China, and computers and, equipment used in the production of mobile games.

      Amortization expenses for the year were US$66,127 and was mostly related to the intangible assets that the company acquired from Atlus, including those market-related, contract-related and customer-related assets. Straight-line authorization was applied to all intangible assets based upon an estimated useful life of ten years.

      Selling expenses included salaries, benefits, travel and other related expenses for direct sales personnel and business development personnel. Going forward, we expect the majority of increased sales activities to come from Japan as we intend to leverage our existing market position and expands our current market share there.

      We anticipate our general and administrative and selling expenses to increase during the next few quarters due to an expected increase in our number of employees and significant operational development, sales and business development activities which are anticipated as necessary to support our growth strategy.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND OPERATIONS

      As of December 31, 2004, our cash and cash equivalents balance was US$5,938,137 and our trade accounts receivable balance was $505,752. Subsequent to December 31, 2004, we received, US$481,324 of our accounts receivables, in connection with game sales, as of March 20, 2005. Our accounts receivable as at March 20, 2005 was approximately US$24,428 and our cash position was approximately US$6,933,162.

      We do not expect to incur significant capital expenditures over the next year unless we substantially increase our operational level such that existing property space is no longer sufficient to meet the demand from an anticipated increase in personnel.

      We estimate that our total operating cash expenditures for the period ended December 31, 2005 will be approximately $3,000,000. Accordingly, at our anticipated levels of operation, our existing cash balances, our existing accounts receivable and our expected sales revenue based on historical sales, we believe that our working capital should be sufficient to pay our anticipated cash expenditures until at least December 31, 2005.

      To continue beyond December 31, 2005 as a going concern, we must either raise additional capital or generate substantial additional sales revenue.

FINANCING ACTIVITIES

      As of December 31, 2004, we had US$5,938,137 in cash and cash equivalents. For the year ended December 31, 2004, we had recorded gross sales of US$591,329 and operating expenses of US$2,366,514, for a total operating loss of US$1,775,185 over the same period.

      We anticipate our operating expenses to either remain the same or increase over time. We intend to use net cash for working capital, to pay operating expenses and to fund additional acquisitions. If our monthly sales revenues and expenses continue at these levels and we are not able to raise additional sources of financing, our net cash position will be depleted in less than two years. Therefore, until monthly sales revenue grow to a level exceeding our operating expenses, we must rely on equity funding to meet the working capital requirements from our continued operations which funding may not necessary be available.

      Our current business plan provides for funding, at least in part, through the sale of equity securities, either through private placement or a potential public offering. It is our understanding that loans from commercial institutions will be either unavailable or not economically feasible to be loaned to companies such as ours who are still in the emerging growth phase. Our ability to continue as a going concern over the foreseeable future will therefore depend primarily on our ability to sell additional equity securities, which in turn depends on the attractiveness of our stock.

      Our latest major funding was raised in March 2005 in a private placement round with several private investors. This placement raised approximately US$1,522,212. Liquidity, according to our current business plan, therefore relies on our ability to raise new funding, although there can be no assurance such financings will occur.

      An important component of our business plan is to acquire companies with established distribution channels that can help expand the sales of mobile games. We intend to fund our acquisitions of these distribution channels with combination of cash and shares so as to reduce the requirement for cash outlay. Another advantage of using shares as funding currency is to align the interests of existing shareholders of distribution channels with that of ours. The implementation of such acquisition plans, however, creates additional funding needs and may have a dilutive effect on existing shareholders. We intend to manage the timing and the transaction size of such acquisition plans while considering available funding sources and working capital needs for operations. By doing so, we intend to avoid negative impact on our liquidity/net deficit concerns at any given time.

OFF-BALANCE SHEET ARRANGEMENTS

      Not Applicable.

                                  RISK FACTORS

You should carefully consider the risks described below before deciding to invest in our common stock. An investment in our common stock involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition and results of operations. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included or incorporated by reference in this 10-KSB, including our financial statements and the notes thereto.

I.    RISK FACTORS RELATING TO OUR BUSINESS.

      WE HAVE RECENTLY INCURRED LOSSES AND IT IS UNCERTAIN WHETHER WE WILL BE ABLE TO REACH PROFITABILITY OR MEET OUR FUTURE CAPITAL REQUIREMENTS.

      We underwent a reorganization and change of control and management in April 1, 2004 and have since that time focused on our core business of developing and distributing mobile games. For the 12 months ended December 31, 2004, we recorded net losses of US$1,775,185. We have not reached profitability since commencing our business of developing and distributing mobile entertainment content and there can be no assurance we will ever reach profitability.

      BECAUSE OUR OPERATING HISTORY IS LIMITED AND THE REVENUE AND INCOME POTENTIAL OF OUR BUSINESS AND MARKETS ARE UNPROVEN, WE CANNOT PREDICT WHETHER WE WILL MEET INTERNAL OR EXTERNAL EXPECTATIONS OF FUTURE PERFORMANCE.

      Our future success depends on our ability to significantly increase revenue from operation. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development. These risks include our ability to:

      -     offer new and innovative game titles and other services;

      - respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors;

      -     maintain our current, and develop new, strategic relationships; and

      -     attract and retain qualified management and employees.

      IF WE CANNOT RAISE OUR REVENUE LEVELS SIGNIFICANTLY, OUR ABILITY TO CONTINUE AS A GOING CONCERN DEPENDS MAY DEPEND ON OUR ABILITY TO RAISE ADDITIONAL FUNDS BY SELLING OUR SECURITIES. IF WE FAIL TO RAISE SUFFICIENT CAPITAL, WE MAY BE FORCED TO LIQUIDATE AND YOU MAY LOSE YOUR INVESTMENT.

      In our last fiscal year, we recorded net sales of US$591,329 and operating expenses of US$2,366,514, for a total operating loss of US$1,775,185 over the same period. If our sales revenues and expenses continue at these levels and we are not able to raise additional sources of financing, our net cash position will be depleted in less than two years.

      In March 2005, we raised approximately US$1,522,212 in a private placement of our common stock with several investors as reported on our Current Report on Form 8-K filed with the Commission on March 18, 2005, which report is incorporated by reference herein. There can be, however, no assurance that additional funding will be available from this or any other sources. We do not have sufficient assets or the kind of assets typically used to secure traditional debt financing and there can be no assurance that we can obtain financing on commercial reasonable terms in the near future. Future equity financings may result in substantial dilution to existing stockholders. We cannot be certain that we can generate sufficient revenues to support our overhead as well as to fund our long-term business plan. We have limited financial resources and we have been financed primarily by private placements of our securities.

      WE CURRENTLY RELY ON MOBILE NETWORK OPERATORS, IN PARTICULAR, NTT DOCOMO, AU KDDI AND VODAFONE, TO GENERATE OUR REVENUES. THE LOSS OF ANY OF THESE RELATIONSHIPS, OR A MATERIAL CHANGE IN ANY OF THEM, COULD MATERIALLY HARM OUR BUSINESS.

      For the twelve months ended December 2004, we received approximately 48.17% of our revenues from subscribers of NTT DoCoMo, with average outstanding accounts receivable balances of $284,850; approximately 15.25% of our revenues from subscribers of au KDDI, with average outstanding accounts receivable balances of $90,201 respectively; and 30.50% of our revenues from subscribers of Vodafone, with average outstanding accounts receivable balances of $162,037. We expect that we will continue to generate a significant portion of our revenues through a limited number of operators and carriers for the foreseeable future, although these carriers may vary from period to period. A significant portion of our outstanding accounts receivable are with NTT DoCoMo, au KDDI and Vodafone, which results in a concentration of our credit risk. If any of these major Japanese carriers are unable to fulfill their payment obligations to us under our distribution agreements with them, our revenues could decline significantly.

      Our carrier agreements are not exclusive and generally have a limited term of one year with evergreen, or automatic renewal, provisions upon expiration of the initial term. These agreements set out the terms of our distribution relationships with the carriers but generally do not obligate the carriers to market or distribute any of our applications.

      Many other factors outside our control could impair our ability to generate revenue through NTT DoCoMo, au KDDI and Vodafone, and other carriers generally, including the following:

      - a carrier's preference for the applications of our competitors over our applications;

      - a carrier's decision to offer its own competing entertainment applications;

      - a carrier's decision to discontinue the sale of our applications, or altogether discontinue sales of applications such as ours;

      - a carrier's decision to offer entertainment applications to its subscribers for free;

      - a carrier's network encountering technical problems that disrupt the delivery of or billing for our applications;

      - a carrier's decision to restrict or alter subscription or other terms for purchasing our applications;

      - a carrier's decision to increase the fees it charges to market and distribute our applications, thereby increasing its own revenues and decreasing our share of revenues; or

      -     consolidation among wireless carriers.

      If either NTT DoCoMo, au KDDI or Vodafone decides not to market or distribute our applications or decides to terminate or not renew its agreement with us, or if there is consolidation among carriers generally, we may be unable to replace the affected agreements with acceptable alternatives, causing us to lose access to subscribers, which could materially harm our business, operating results and financial condition.

      THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO.

      The development, distribution and sale of mobile entertainment applications is a highly competitive business. We compete primarily on the basis of quality of applications, brand, carrier and customer service and distribution breadth. We also compete for experienced and talented employees.

      Currently, we consider our primary Japanese competitors to be Konami Networks, Hudson Square Enix, Konami, Sega, Taito, G-Mode and Atlus. We also consider our major global competitors to include companies such as GameLoft, Electronic Arts and M Forma. In the future, likely competitors may include other major media companies, traditional video game publishers, content aggregators, wireless software providers and other pure-play wireless entertainment publishers. Mobile carriers may also decide to develop and distribute their own mobile entertainment applications. If carriers enter the wireless entertainment applications market, they might refuse to distribute some or all of our applications or may deny us access to all or part of their networks.

      We have entered into co-operative agreements with some of our competitors. However, some of our competitors' advantages over us include the following:

      -     substantially greater revenues and financial resources;

      -     stronger brand names and consumer recognition;

      - the capacity to leverage their marketing expenditures across a broader portfolio of wireless and non-wireless products;

      -     pre-existing relationships with holders of branded contents;

      -     more resources to make acquisitions; and

      -     broader geographic presence.

      We face different market dynamics and competition outside of Japan. In some international markets, our competitors have greater brand recognition and broader distribution than we have. We may not be as successful as our competitors in generating revenues in international markets due to our inability to provide applications that are attractive to the local market, the lack of recognition of our brand or other factors. Developing user interfaces that are compatible with other languages or cultures could be expensive and time-consuming. As a result, our international expansion efforts may be more costly and less profitable than we expect.

      If we are not as successful as our competitors in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business.

      IF WE FAIL TO DEVELOP AND INTRODUCE NEW APPLICATIONS THAT ACHIEVE MARKET ACCEPTANCE, OUR SALES COULD SUFFER.

      Our business depends on providing applications that wireless subscribers want to buy. We must continue to invest significant resources in research and development to enhance our offering of mobile applications and introduce new applications. Our operating results would suffer if our applications are not responsive to the preferences of our customers or are not effectively brought to market.

      The planned timing or introduction of new applications is subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new applications, which could result in a loss of, or delay in, revenues or damage to our reputation and brand. If any of our applications are introduced with defects, errors or failures, we could experience decreased sales, loss of customers and damage to our reputation and brand. In addition, new applications may not achieve sufficient market acceptance to offset the costs of development. Our success depends, in part, on unpredictable and volatile factors beyond our control, including customer preferences, competing applications and the availability of other entertainment activities. A shift in mobile phone usage or the entertainment preferences of our customers could cause a decline in our applications' popularity that could materially reduce our revenues and harm our business.

      We continuously develop and introduce new applications for use on next-generation mobile phones. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new mobile phone model. New mobile phone models for which we are developing applications may be delayed, may not be commercially successful, may have a shorter life cycle than anticipated or may not be adequately promoted by wireless carriers or the mobile phone manufacturer. If the mobile phone models for which we are developing applications are not released when expected or do not achieve broad market penetration, our potential revenues will be limited and our business will suffer.

      IF WE ARE UNSUCCESSFUL IN ESTABLISHING AND INCREASING AWARENESS OF OUR BRAND AND RECOGNITION OF OUR APPLICATIONS, OR IF WE INCUR EXCESSIVE EXPENSES PROMOTING AND MAINTAINING OUR BRAND, OUR BUSINESS COULD BE HARMED.

      We believe that establishing and maintaining our brand is critical to retaining and expanding our customer base. Promotion of our brand will depend on our success in providing high-quality wireless entertainment applications. However, such success will depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our mobile network carriers fail to provide quality service, our customers' ability to access our applications may be interrupted, which may adversely affect our brand. If our customers and carriers do not perceive our existing products and services as high quality, or if we introduce new applications that are not favorably received by our customers and carriers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand may be costly. It will also involve extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and many of our competitors, such as Square Enix, Konami, and Namco, already have substantially more brand recognition than we do. If we fail to successfully increase brand awareness and consumer recognition of our applications, our potential revenues could be limited, our costs could increase and our business could suffer.

      FAILURE TO RENEW OUR EXISTING LICENSES OR TO OBTAIN ADDITIONAL LICENSES COULD HARM OUR BUSINESS.

      Many of our mobile games incorporate intellectual properties, such as animated characters, that we license from third parties. Our major licensing agreements include a ten-year license agreement with Atlus, one of our significant shareholders; and a five-year license agreement with TXBB, both agreements of which provide us access to third party intellectual property. We may be unable to renew these licenses on terms favorable to us, or at all, and we may be unable to secure alternatives in a timely manner. We expect that licenses we obtain in the future will impose development, distribution and marketing obligations on us. If we breach our obligations, our licensors may have the right to terminate the license or change an exclusive license to a non-exclusive license.

      Competition for licenses may also increase the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs. Failure to maintain our existing licenses or obtain additional licenses with significant commercial value could impair our ability to introduce new applications or continue our current applications, which could materially harm our business.

      IF WE FAIL TO DELIVER OUR APPLICATIONS TO CORRESPOND WITH THE COMMERCIAL INTRODUCTION OF NEW MOBILE PHONE MODELS, OUR SALES MAY SUFFER.

      Our business is tied, in part, to the commercial introduction of new mobile phone models with enhanced features, including color screens and greater processing power. We cannot control the timing of these mobile phone launches. Some of our customers download our applications soon after they purchase their new mobile phones in order to experience the new features of those phones. If we miss the opportunity to sell applications when our customers upgrade to a new mobile phone due to application launch delays, our sales may suffer.

      OUR BUSINESS AND GROWTH MAY SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL WHO ARE IN HIGH DEMAND.

      We depend on the continued contributions of our senior management and other key personnel and, in particular, Yih Hann Lian, our chief executive officer and co-chairman of the Board and Antony Ren Haw Ip, our president and co-chairman of the Board. The loss of the services of any of our executive officers or other key employees could harm our business. All of our executive officers and most of our key employees are at-will employees. However, some of our key employees have employment agreements for a term. We do not maintain a key person life insurance policy on either of Mr. Lian or Mr. Ip. Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. Qualified individuals are in high demand, and we may incur significant costs to attract them. If we are unable to attract or retain the personnel we need to succeed, our business may suffer.

      Competition for senior management personnel in our industry is intense and we may not be able to retain our senior management personnel or attract and retain new personnel in the future. In addition, lack of liquidity and trade volume, volatility or lack of performance in our stock price may also affect our ability to attract and retain key employees, some of whom may be granted stock options. Employees may be more likely to leave us if, over a long-term horizon, their owned shares or the shares underlying their options have not changed in value relative to the original purchase price of the shares or the option exercise price.

      SYSTEM OR NETWORK FAILURES COULD REDUCE OUR SALES, INCREASE COSTS OR RESULT IN A LOSS OF CUSTOMERS.

      In our primary market of Japan, we rely on our carriers' networks to deliver our applications to our customers and on their billing systems to track and account for the downloading of our applications. In certain circumstances, we also rely on our servers to deliver applications on demand to our customers through their wireless carriers' networks. Any failure of, or technical problem with, the carriers' or our billing and delivery systems, information systems or communications networks could result in the inability of our customers to download our applications or prevent the completion of billing for an application. If any of these systems fails, there is an interruption in the supply of power, an earthquake, fire, flood or other natural disaster, or an act of war or terrorism, our customers may be unable to access our applications. Any failure of, or technical problem with, the carriers' or our systems could cause us to lose customers or revenues or incur substantial repair costs and distract management from operating our business. From time to time, we have experienced limited failures with our carriers' billing and delivery systems and communication networks. If these billing and delivery failures or technical problems were to continue for a prolonged period of time, they could reduce our sales, increase costs or result in a loss of customers.

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

      EXPANSION INTO INTERNATIONAL MARKETS IS IMPORTANT TO OUR LONG-TERM STRATEGY, AND AS WE EXPAND INTERNATIONALLY, WE FACE ADDED BUSINESS, POLITICAL, REGULATORY, OPERATIONAL, FINANCIAL AND ECONOMIC RISKS, ANY OF WHICH COULD INCREASE OUR COSTS AND HINDER OUR GROWTH.

      An important element of our long-term business strategy is the expansion of our international sales by targeting markets, such as Europe and other parts of Asia outside of Japan, where we believe acceptance of our applications is likely. Risks affecting our international operations include:

      -     challenges caused by distance, language and cultural differences;

      - multiple, conflicting and changing laws and regulations, including complications due to unexpected changes in regulatory requirements, foreign laws, tax schemes, international import and export legislation, trading and investment policies, foreign currency fluctuations, exchange controls and tariff and other trade barriers;

      - difficulties in enforcing intellectual property rights in countries where we intend to expand, such as China;

      - the burdens of complying with a wide variety of foreign laws and regulations;

      - protectionist laws and business practices that favor local businesses in some countries;

      -     foreign tax consequences;

      - foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States;

      -     price controls;

      -     imposition of public sector controls;

      -     political, economic and social instability;

      -     higher costs associated with doing business internationally;

      -     restrictions on the export or import of technology;

      -     difficulties in staffing and managing international operations;

      -     trade and tariff restrictions;

      -     variations in tariffs, quotas, taxes and other market barriers; and

      - greater fluctuations in sales to customers in developing countries, including longer payment cycles and greater difficulty collecting accounts receivable.

      These risks could harm our international expansion efforts, which could in turn materially and adversely affect our business, operating results and financial condition.

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

      WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, ESPECIALLY IN THE PRC WHERE INTELLECTUAL PROPERTY PROTECTION IS LIMITED.

      Our success depends on our ability to protect our intellectual property rights. We rely on a combination of copyright, trade secret laws as well as non-disclosure and confidentiality agreement with our officers, employees and third parties to protect and limit access to and distribution of our intellectual property. These legal protections offer only limited protection and litigation may be necessary to enforce or protect our intellectual property rights, which could result in substantial costs and diversion of our resources. Third parties, including our competitors, may infringe upon our intellectual property rights and there is no assurance that under current Chinese laws and regulations that we can successfully enforce our rights. Even if we have undertaken all precautionary steps, infringement of its intellectual property rights may still occur and could adversely affect our business and operational results.

      Our intellectual property rights are critical to success. Unauthorized users may infringe upon our intellectual property rights and may compete with us in similar markets. We have registered our trademark with the National Copyright Bureau of the PRC, which authority has granted preliminary approval. However, there can be no assurance that the relevant law enforcement agencies will be able to prohibit, punish and deter the occurrence of trademark, patent and copyright infringements of our software products in the PRC.

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

      WE FACE RISKS ASSOCIATED WITH CURRENCY EXCHANGE RATE FLUCTUATIONS.

      Although we are incorporated in the United States, the majority of our current revenues were collected in Japanese Yen. In addition, a larger portion of our revenues may be denominated in foreign currencies as we expand our international operations. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. Historically, we have not engaged in exchange rate hedging activities. Although we may implement hedging strategies to mitigate this risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

      CHANGES TO FINANCIAL ACCOUNTING STANDARDS AND NEW EXCHANGE RULES COULD MAKE IT MORE EXPENSIVE TO ISSUE STOCK OPTIONS TO EMPLOYEES, WHICH WOULD INCREASE COMPENSATION COSTS AND MAY CAUSE US TO CHANGE OUR BUSINESS PRACTICES.

      We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Public Company Accounting Oversight Board, the

Commission and various other bodies. A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced.

      For example, we plan to use stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. Several regulatory agencies and entities are considering regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. For example, the Financial Accounting Standards Board has announced that it will propose changes to GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants. We may, as a result of these changes, incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, operating results and financial condition.

      OUR PRINCIPAL SHAREHOLDERS HAVE THE ABILITY TO CONTROL US AND THEIR INTERESTS MAY, AT TIMES, CONFLICT WITH THE INTERESTS OF OUR OTHER SHAREHOLDERS.

      Through ownership in various corporate subsidiaries, Yih Hann Lian, our chief executive officer and co-chairman of the Board, and Antony Ren Haw Ip, our president and co-chairman of the board, together indirectly own approximately 66.88% of our outstanding common stock. These shareholders have the ability to appoint new management and to control the outcome of matters submitted to a vote of the holders of our common stock. These shareholders and their affiliates control the election of members of our board. The interests of these equity holders may at times conflict with the interests of our other shareholders.

II.   RISKS RELATING TO OUR INDUSTRY

      THE MARKET FOR MOBILE PHONE GAMES IS SUBJECT TO RAPIDLY CHANGING CUSTOMER APPEAL, AND WE MAY NOT BE SUCCESSFUL IN DEVELOPING OR LICENSING GAMES THAT APPEAL TO OUR CUSTOMERS.

      In order to attain profitability and financial and operational success, we must continually license or develop new mobile handheld games that are attractive to end-users and replace our existing games as they reach the end of their useful economic lives, which we believe is an average of three to six months for each market, depending on popularity. Our ability to license successful and popular content for use in developing our mobile games will depend on availability at an acceptable cost, our ability to compete effectively to attract the licensors of these games, and, if necessary, our ability to obtain government approvals required for licensing and operating such games. Moreover, the success of our internally developed games will largely depend on our ability to anticipate and effectively respond to changing consumer tastes and preferences. In addition, internal game development requires substantial initial investment prior to the commercial launch of the games as well as a significant commitment of future resources. There can be no assurance that the mobile games that we develop or license will be attractive to end-users, will be viewed by the regulatory authorities as complying with content restrictions, will be launched in a timely manner or will be able to compete with games operated by its competitors. If we are not able to consistently license or control the branded traditional online games with continuing appeal to end-users or control the costs of such licenses, we may never become profitable and our growth prospects would decline.

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

      We face intense competition from both local and overseas competitors with respect to our mobile games. We are currently focused on Japan but intend to expand into international markets including certain markets in Europe, China and the United States, which expansion requires us to compete with other game developers and distributors in such countries and regions.

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

      WIRELESS COMMUNICATIONS AND MOBILE PHONE TECHNOLOGY IS CHANGING RAPIDLY, AND WE MAY NOT BE SUCCESSFUL IN WORKING WITH THESE NEW TECHNOLOGIES.

      Wireless network and mobile phone technologies are undergoing rapid innovation. New mobile phones with more advanced processors and supporting advanced programming languages continue to be introduced in the market. We have no control over the demand for, or success of, these products. However, if we fail to anticipate and adapt to these and other technological changes, our market share and our operating results may suffer. Our future success will depend on our ability to adapt to rapidly changing technologies, develop applications to accommodate evolving industry standards and improve the performance and reliability of our applications. In addition, the widespread adoption of networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our entertainment applications.

      The markets for our applications are also characterized by frequent new mobile phone model introductions and shortening mobile life cycles of phone model. The development of new, technologically advanced applications to match the advancements in mobile phone technology is a complex process requiring significant research and development expense, as well as the accurate anticipation of technological and market trends. As the life cycle of mobile phone models and other wireless devices shortens, we will be required to develop and adapt our existing applications and create new applications more quickly. These efforts may not be successful. Any failure or delay in anticipating technological advances or developing and marketing new applications that respond to any significant change in technology or customer demand could limit the available channels for our applications and limit or reduce our sales.

      IF WIRELESS SUBSCRIBERS DO NOT CONTINUE TO USE THEIR MOBILE PHONES TO ACCESS ENTERTAINMENT APPLICATIONS, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

      We operate in a developing industry. Our success depends on growth in the number of wireless subscribers who use their mobile phones to access data services and, in particular, entertainment applications. If this market does not continue to grow or we are unable to acquire new customers, our business growth and future revenues could be limited.

      The popularity of wireless applications is dependent on the availability and market penetration of mobile handsets enabled with advanced technologies such as Java and BREW, the availability and sustainable adoption of which is beyond our control.

      Our customers must have a mobile phone with multimedia capabilities enabled by technologies such as Java and BREW to download and use our applications. Currently, in markets outside of Japan, only a limited number of wireless subscribers have these mobile phones. Handsets enabled with advanced technologies, such as Java and BREW, may be significantly more expensive than handsets without such technologies. As such, we cannot be certain whether existing wireless subscribers will be willing to purchase mobile phones with these technologies. If one or more of these technologies, such as Java or BREW, falls out of favor with mobile phone manufacturers and wireless carriers or fails to gain widespread market acceptance among wireless subscribers, the sales of our applications could suffer.

      The complexity and incompatibilities among next-generation mobile phones and wireless technologies may require us to use additional resources for the development of our applications.

      To reach large numbers of wireless subscribers, wireless entertainment publishers like ourselves must support numerous mobile phone models and technologies. However, keeping pace with the rapid innovation of mobile phone technologies together with the continuous introduction of new, and often incompatible, mobile phone models by wireless carriers requires us to make significant investments in research and development, including personnel, technologies and equipment. In the future, we may be required to make substantial, additional investments in our development if the number of different types of mobile phone models continues to proliferate.

      Next-generation mobile phones may significantly reduce or eliminate the wireless carriers' control over delivery of our applications, and force us to further rely on alternative sales channels which, if not successful, could require us to significantly increase our sales and marketing expenses.

      ACTUAL OR PERCEIVED SECURITY VULNERABILITIES IN MOBILE PHONES COULD ADVERSELY AFFECT OUR REVENUES.

      Maintaining the security of mobile phones and wireless networks is critical for our business. There are individuals and groups who develop and deploy viruses, worms and other malicious software programs that may attack wireless networks and mobile phones. Recently, security experts identified what appears to be the first computer "worm" program targeted specifically at mobile phones. The worm, entitled "Cabir," targets mobile phones running the Symbian operating system. While the "Cabir" worm has not been widely released and presents little immediate risk to our business, we believe future threats could lead some customers to seek to return our applications, reduce or delay future purchases or reduce or delay the use of their mobile phones. Wireless carriers and mobile phone manufacturers may also increase their expenditures on protecting their wireless networks and mobile phone products from attack, which could delay adoption of new mobile phone models. Any of these activities could adversely affect our revenues.

      CHANGES IN GOVERNMENT REGULATION OF THE MEDIA AND WIRELESS COMMUNICATIONS INDUSTRIES MAY ADVERSELY AFFECT OUR BUSINESS.

      It is possible that a number of laws and regulations may be adopted in Japan and elsewhere which could restrict the media and wireless communications industries, including customer privacy, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through wireless carriers. We anticipate that, especially outside of Japan, regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. Changes in current laws or regulations or the imposition of new laws and regulations in Japan or elsewhere regarding the media and wireless communications industries may lessen the growth of wireless communications services and may materially reduce our ability to increase or maintain sales of our applications.

      A DECLINE IN, OR LIMITATION ON, THE USE OF MOBILE PHONES WOULD NEGATIVELY IMPACT OUR BUSINESS.

      A number of public and private entities have begun to restrict the use of mobile phones on their premises. For example, many places of worship, restaurants, hospitals, medical offices, libraries, museums, concert halls and other private and public businesses restrict the use of mobile phones due to privacy concerns, the inconvenience caused by mobile phone users to other patrons and the disruption mobile phones may cause to other electronic equipment at these locations.

      Legislation has also been proposed in certain countries, such as the United States, aimed at restricting or prohibiting the use of mobile phones while driving motor vehicles. These laws and other potential laws prohibiting or restricting the use of mobile phones could reduce demand for mobile phones generally and, accordingly, the demand for our applications, which could reduce our ability to increase or maintain sales of our applications.

      A number of studies have examined the health effects of mobile phone use and the results of some of the studies have been interpreted as evidence that mobile phone use causes adverse health effects. The establishment of a link between the use of mobile phone services and health problems, and any media reports suggesting such a link, could reduce demand for mobile phones and, accordingly, the demand for our applications.

      OUR BUSINESS DEPENDS ON THE GROWTH AND MAINTENANCE OF WIRELESS COMMUNICATIONS INFRASTRUCTURE.

      Our success will depend on the continued growth and maintenance of wireless communications infrastructure in Japan and around the world. This includes deployment and maintenance of reliable next-generation digital networks with the necessary speed, data capacity and security for providing reliable wireless communications services. Wireless communications infrastructure may be unable to support the demands placed on it if the number of customers continues to increase, or if existing or future customers increase their bandwidth requirements. In addition, viruses, worms and similar break-ins and disruptions from illicit code or unauthorized tampering may harm the performance of wireless communications. If a well-publicized breach of security were to occur, general mobile phone usage could decline, which could reduce the demand for and use of our applications. Wireless communications experience a variety of outages and other delays as a result of infrastructure and equipment failures, and could face outages and delays in the future. These outages and delays could reduce the level of wireless communications usage as well as our ability to distribute our applications successfully.

III.  RISKS RELATING TO OUR STOCK

      THE MARKET FOR OUR COMMON STOCK IS LIMITED.

      Our common stock is currently quoted on the over-the-counter Bulletin Board; however virtually no trades occurred in the last fiscal year. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

      IF A TRADING MARKET FOR OUR COMMON STOCK EVENTUALLY DEVELOPS, THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE.

      Stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating performance or new product or service announcements. Broad market fluctuations, earnings and other announcements of other companies, general economic conditions or other matters unrelated to U.S. and outside our control also could affect the market price of our common stock.

      WE DO NOT INTEND TO DECLARE ANY DIVIDENDS IN THE FORESEEABLE FUTURE.

      We have not reached profitability and do not anticipate paying cash dividends on common stock in the foreseeable future.

      OUR COMMON STOCK MAY BE CONSIDERED "PENNY STOCK" AND SUBJECT TO ADDITIONAL U.S. SECURITIES REGULATIONS.

      Trading of our common stock has not yet developed trading volume. Although our common stock is quoted on the over-the-counter Bulletin Board, virtually no trades occurred in fiscal year 2004 and it is therefore difficult to determine the market value of our common stock. The regulations of the Commission promulgated under the Exchange Act require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Commission regulations generally define a penny stock to be an equity that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. Moreover, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to transactions prior to sale. If our common stock is traded at $5.00 or less per share and is therefore considered penny stock, regulations on penny stocks could limit the ability of broker-dealers to sell our securities and thus the ability of purchasers of our securities to sell their securities in the secondary market.

ITEM 7. FINANCIAL STATEMENTS.

      The information in response to this item is set forth in the Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      As disclosed in our Current Report Form 8-K filed with the Commission on August 16, 2004, we received notice that as of August 12, 2004, Mr. Michael F. Cronin, CPA resigned as the independent auditor of the Company for reasons unrelated to any disagreements with the Company on matters of accounting principles, financial statement disclosure or auditing scope or procedure. During the fiscal years ended December 31, 2003 and 2002, none of Mr. Cronin's reports on our consolidated financial statements contained an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

      In connection with Mr. Cronin's audits for the fiscal years ended December 31, 2003 and 2002 and the subsequent interim through August 12, 2004, there have been (i) no disagreements with Mr. Cronin on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Mr. Cronin would have caused him to make reference thereto in their report on our consolidated financial statements for such years; and (ii) no reportable events as defined in
Item 304(a)(1)(v) of Regulation S-K.

      As disclosed in our Current Report Form 8-K filed with the Commission on October 29, 2004, and as later amended and filed on we dismissed Chisholm, Bierwolf & Nilson, LLC ("CBN") on October 28, 2004 as the Company's independent auditor, effective as of October 25, 2004. The reasons for CBN's dismissal were not related to any disagreements between the Company and CBN on matters of accounting principles, financial statement disclosure or auditing scope or procedure. During the fiscal years ended December 31, 2003 and 2002, none of CBN's reports on our consolidated financial statements contained an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that their reports for the past two fiscal years each contained an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

      In connection with CBN's audits for the fiscal years ended December 31, 2003 and 2002 and the subsequent interim through November 18, 2004, there have been (i) no disagreements with CBN on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of CBN would have caused them to make reference thereto in their report on our consolidated financial statements for such years; and (ii) no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      As disclosed in our Current Report Form 8-K filed with the Commission on August 16, 2004, we appointed BDO McCabe Lo & Company ("BDO") as our independent auditors on August 12, 2004. The change of independent auditors was formally approved and confirmed by our Board of Directors on October 25, 2004. BDO had previously served as auditors for Kesrich and provided audited balance sheets for Kesrich as of December 31, 2003 and 2002, and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2003, the period from April 6, 2001 to December 31, 2002 and the period from April 6, 2001 to December 31, 2003.

ITEM 8A. CONTROLS AND PROCEDURES.

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

      On March 21, 2005, we, through our holding subsidiary BBMF Group, purchased a 26.7% interest in a project to salvage an Asian sunken ship off the Indonesian Sea, a copy of which agreement is attached as an exhibit to this Annual Report on Form 10-KSB. The cost of such investment was 20 million Japanese Yen (or approximately US$192,300). The project was sponsored and organized by a director of Atlus, which company is a significant shareholder and an entity with whom we have entered into several transactions, as more fully described in Item 12 herein.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information regarding our directors and executive officers as of March 7, 2005:

     Name               Age      Position(s)
---------------------   ---      -----------
Antony Ren Haw Ip        27      Co-Chairman of the Board, President

Yih Hann Lian            35      Co-Chairman of the Board, Chief Executive Officer

Anny Hairong Lian        35      Chief Financial Officer, Company Secretary

Michael Tiam Chai Wan    43      Treasurer

      Each of our directors are appointed for one year terms and will hold office as director until the next election by the stockholders at our annual meeting or until removed from office in accordance with our bylaws. Set forth below is a brief summary of the recent business experience and background of each of our directors and executive officers.

ANTONY REN HAW IP, PRESIDENT AND CO-CHAIRMAN OF THE BOARD

      Mr. Ip, aged 27, is a co-founder of the company. He has been our co-chairman of the Board, president and a director since April 2004. Mr. Ip is primarily responsible for our overall corporate strategies and operations.

      Mr. Ip is one of the youngest technology entrepreneurs in Asia and established his first company, Outblaze, in 1998 at the age of 19.

      Mr. Ip joined Chinadotcom in January 1996 as one of its first six employees and at the infancy of the Internet industry in Asia. From 1996 to the spring of 1998, Mr. Ip helped Chinadotcom to develop during its start up phase. From the spring of 1998 to May 1999, Mr. Ip co-founded and operated Outblaze, an outsourced email company. Outblaze became one of the first celebrity internet company in Asia and one of the first startups to raise institutional funding when it raised its first round in spring of 1999, announcing the start of the technology boom in Asia.

      In May 1999, Mr. Ip left Outblaze to co-found the China portal, Myrice, where he served as the company's chief executive officer. Mr. Ip led its strategic direction in acquiring undervalued assets of vertically focused web sites, which direction helped the company to be the 6th largest web sites in China at the time of its acquisition by LycosAsia in 2001 for over $12 million in cash.

YIH HANN LIAN, CHIEF EXECUTIVE OFFICER AND CO-CHAIRMAN OF THE BOARD.

      Mr. Lian, aged 35, is a co-founder of the company. He has been our co-chairman of the Board and chief executive officer since April 2004. Mr. Lian is primarily responsible for the execution of our business model and all major strategic deals. He is also responsible for the overall development, sales and marketing of our products.

      In 2000, Mr. Lian founded wireless infrastructure company, Inphomatch Asia, which company was subsequently acquired by Hycomm Wireless, a Hong Kong-listed subsidiary of China Telecom, for US$3 million in January 2002. Inphomatch Asia enabled inter-carrier short messenger service, or "SMS," and was the Asian subsidiary of Inphomatch USA, a company backed by Draper Fisher Jurvetson. Mr. Lian was also an early round investor in Inphomatch USA. Inphomatch USA raised US$13.5 million in March 2004 and was subsequently merged with Mobileway in August 2004.

      Prior to founding Inphomatch, Mr. Lian was an investment manager at Jafco Asia and was responsible for private equity investments with a specific target market in the Greater China region. Mr. Lian holds a bachelor's degree in economics from University of Pennsylvania. Mr. Lian is fluent in five languages: Japanese, English, Cantonese Chinese, Mandarin Chinese and Fujianese.

ANNY HAIRONG LIAN, CHIEF FINANCIAL OFFICER AND COMPANY SECRETARY

      Ms. Lian, aged 35, has been our chief financial officer and company secretary since April 2004. Ms. Lian is responsible for the overall financial reporting and control functions, administrative functions, capital planning and allocation, as well as implementation of the our policies in relation to our daily operation and management.

      Ms. Lian has over 10 years of experience in the fields of investment banking and project finance. Prior to joining us in 2004, Ms. Lian held corporate finance and advisory positions at Standard Chartered Bank from July 2002 to March 2004. From 1999 to 2002, Ms. Lian also held various positions at the investment banking division of JP Morgan Securities. From 1995 to 1999, Ms. Lian was employed by Bechtel Enterprises and was involved in project finance and project development activities. Ms. Lian holds an M.B.A. degree from Dominican University in California and a bachelor's degree in economics from University of International Business and Economics in Beijing, the PRC.

MICHAEL TIAM CHAI WAN, TREASURER

      Mr. Wan, aged 43, has been our treasurer since April 2004 and is responsible for our corporate finance related activities. Mr. Wan has 20 years of experience in the finance and banking industries. Mr. Wan served as managing director for Bayerische Hypo-Und Vereinsbank AG from 2002 to 2003 and head of global corporate/technology for ABN AMRO from 1999 to 2002. From 1984 to 1999, Mr. Wan held various senior positions at numerous financial institutions including deputy general manager for Tokai Bank, head of Southeast Asia for Bankers Trust, and director for Citicorp Investment Bank as well as positions in Standard Chartered Bank, BNP and KPMG. Mr. Wan holds a bachelor's degree in business administration from the National University of Singapore.

      Mr. Wan is Mr. Lian's brother in law. Other than as disclosed, there are no family relationships among the directors and executive officers of BBMF Corporation.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file reports of ownership and changes in ownership with the Commission. Such persons are required to furnish us with copies of all Section 16(a) forms they file.

      During the 2004 fiscal year, each of Mr. Ip, Mr. Lian, and each of their controlled subsidiaries through which Mr. Ip and Mr. Lian and hold 66.88% of the company (Outer Space, Dorfield, Digital Heaven and New Light, as defined and discussed in Item 12, below), failed to file their respective Form 5 - Annual Statement of Beneficial Ownership of Securities in a timely fashion. It is our understanding that each of the above referenced persons will file a Form 5 in March of 2005.

      During the 2004 fiscal year, each of Ms. Lian and Mr. Wan failed to file their respective Form 3 - Initial Statement of Beneficial Ownership of Securities; and Form 5 -

Annual Statement of Beneficial Ownership in a timely fashion. It is our understanding that each of the above referenced persons will file their Form 3s and Form 5s in March of 2005.

COMMITTEES OF THE BOARD OF DIRECTORS.

      Under the rules of the over-the-counter Bulletin Board, our Board of Directors is not required to maintain a separately designated standing audit committee. As such, pursuant to section 3(a)(58)(B) of the Exchange Act, our entire Board of Directors acts as our audit committee.

      The Company presently does not have a separately designated compensation committee, nominating committee, executive committee, stock plan committee, or any other committees.

AUDIT COMMITTEE FINANCIAL EXPERT

      Our Board of Directors has determined that none of its members qualifies as an "audit committee financial expert", as defined under Item 401(e) of Regulation S-B. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our early stages of development, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

      We have adopted a written code of ethics applicable to our officers and directors which is a "code of ethics," as defined by the applicable rules of the Commission. A copy of our Code of Ethics is attached as an exhibit to this Annual Report on Form 10-KSB. We do not currently maintain a corporate Internet website. We will provide a copy of our code of ethics to any person without charge upon written request addressed to Wendy Li.

ITEM 10. EXECUTIVE COMPENSATION

      The following summary compensation table sets forth compensation for all of our executive officers. None of our executive officers earned more than US$100,000 during our most recently completed fiscal year. No other compensation was paid to any such named executive officers, other than the compensation set forth below.

                           Summary Compensation Table

                                                       Annual Compensation
                                                    -------------------------
                                      Fiscal                                      Other Annual          All Other
Name and Principal Position           Year          Salary ($)      Bonus ($)    Compensation ($)     Compensation ($)
--------------------------------      ------        ----------      ---------    ----------------     ----------------
Antony Ren Haw Ip
Co-Chairman and President             2004               0              0               0                     0

Yih Hann Lian
Co- Chairman and Chief Executive
Officer                               2004               0              0               0                13,699(3)

Anny Hairong Lian
Chief Financial Officer and
Company Secretary                     2004           9,000(1)           0               0                 3,000(2)

Michael Tiam Chai Wan
Treasurer                             2004           9,000(1)           0               0                     0

(1) Reflects pro-rated amounts as Ms. Lian and Mr. Wan each joined us in April 2004. Ms. Lian and Mr. Wan each receives a salary of US$12,000 per year.

(2) Reflects pro-rated amounts as Ms. Lian began her apartment rental in October 2004. Ms. Lian receives a housing allowance of US$1,000 per month.

(3) Reflects pro-rated amounts as Mr. Lian began his apartment rental in June 2004. Mr. Lian receives a housing allowance of US$1,957 per month.

COMPENSATION OF DIRECTORS

      Directors are not compensated for their services as directors. We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

EMPLOYMENT CONTRACTS

      None of our executive officers or directors have entered into written employment contracts with us.

COMPENSATION PLANS AND OTHER ARRANGEMENTS

2004 STOCK OPTION PLAN

      BBMF's Stock Option Plan (the "2004 Plan") was approved by our directors in September 2004. A total of 2,400,000 shares of our common stock are reserved for issuance under the 2004 Plan. As of March 7, 2005, no options were granted pursuant to the 2004 Plan, although the Board of Directors has authorized 788,780 shares, at an exercise price of $1.87 to be granted to certain employees, following approval of the 2004 Plan by our shareholders. The 2004 Plan provides for grants of both incentive and non-statutory stock options to our employees and/or consultants. The 2004 Plan is administered by our Board of Directors. The 2004 Plan will terminate on September 2014, unless terminated earlier by our Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      Based upon information available to us, the following table sets forth certain information regarding beneficial ownership of our common stock as of March 16, 2005, by (i) each of our directors, (ii) each of the executive officers identified in the Summary Compensation Table, (iii) all directors and executive officers as a group and (iv) each person known to us to beneficially own more than five percent of our common stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

                                                          SHARES OF COMMON STOCK
      NAME AND ADDRESS OF BENEFICIAL OWNER                  BENEFICIALLY OWNED         PERCENT OF CLASS
-----------------------------------------------           ----------------------       ----------------
Antony Ren Haw Ip (1)                                            7,669,656                  33.44%
Flat B , 5/F., 9A Kennedy Road, Hong Kong

Yih Hann Lian (2)                                                7,669,656                  33.44%
#401 Minami Aoyama Mirum
Minami Aoyama 4-26-16
Minato-ku, Tokyo, Japan

Anny Hairong Lian (3)                                              117,146                   0.51%
#28 Create Sakuragaoka
13-9 Sakuragaoka
Shibuya-ku, Tokyo 150-0031, Japan

Michael Tiam Chai Wan (4)                                          260,328                   1.13%
201 Tanjong Rhu Road
#03-04 Singapore 436917

BBMF Inc.                                                       20,000,000                  87.20%
4302 China Resources Building
26 Harbour Road
Wan Chai, Hong Kong

Atlus Co. Ltd.                                                   2,100,000                  9.16%
4-8 Kagurazaka
Shinjuku-ku
Tokyo, Japan

All executive officers and directors as a group                 15,716,786                  68.52%
(4 persons) (5)

----------
(1) Reported number of shares is approximate due to indirect holdings. Outer Space Investment Limited, Dorfield Investment Limited and Danroad Technology Ventures Inc. own approximately 19.73%, 14.02% and 4.42% of the outstanding and issued shares of BBMF Inc., respectively. Mr. Ip is the 100% beneficial owner of each of Outer Space Investment Limited, Dorfield

      Investments Limited and Danroad Technology Ventures Inc. and thereby beneficially and indirectly owns 33.44% of our issued and outstanding common stock.

(2) New Light Trading Limited and Digital Heaven Group Limited own approximately 19.73% and 18.44% of the outstanding and issued shares in BBMF Inc., respectively. Mr. Lian is the 100% beneficial owner of both New Light Trading Limited and Digital Heaven Group Limited and thereby beneficially and indirectly owns 33.44% of our issued and outstanding common stock.

(3) Ms. Lian owns approximately 0.58% of the outstanding and issued shares of BBMF Inc., and thereby beneficially and indirectly owns 0.51% of our issued and outstanding common stock.

(4) Mr. Wan owns approximately 1.30% of the outstanding and issued shares of BBMF Inc., and thereby beneficially and indirectly owns 1.13% of our issued and outstanding common stock.

(5) Includes 33.44% of the common stock owned by each of Mr. Ip and Mr. Lian, 0.51% of the common stock owned by Ms. Lian and 1.13% of the common stock owned by Mr. Wan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

BBMF INC.

      BBMF Inc., a British Virgin Islands company ("BBMF Inc."), is our principal shareholder, holding 20,000,000 shares or approximately 87.20% of our outstanding common stock as of March 16, 2005. Approximately 76.34% of BBMF Inc. is held by five other private companies: Outer Space Investment Limited, a British Virgin Islands company ("Outer Space"); Dorfield Investments Limited, a British Virgin Islands company ("Dorfield"); Danroad Technology Ventures Inc ("Danroad"); Digital Heaven Group Limited, a British Virgin Islands company ("Digital Heaven"); and New Light Trading Limited, a British Virgin Islands company ("New Light"). Mr. Ip, our president and co-chairman of the board is the beneficial owner of 100% of each of Outer Space, Dorfield and Danroad. Mr. Lian, our chief executive officer and co-chairman of the Board is the beneficial owner of 100% of each of New Light and Digital Heaven.

      On November 10, 2004, BBMF Inc. cancelled debt in the principal amount of US$3,533,212 owed that we, BBMF Corporation, owed to BBMF Inc. Our primary shareholder, BBMF Inc., agreed to forgive the unsecured, non-interest bearing loan in order to improve our financial situation and to increase our liquidity.

ATLUS CO. LTD.

      As of March 16, 2005, Atlus held 2,100,000 of our common shares, or approximately 9.16% of our outstanding common shares. Atlus became a significant shareholder of the Company by participating in two private placements, both of which were reported in our Current Reports on Form 8-K filed with the Commission on July 15, 2004 and September 28, 2004, respectively:

      On July 9, 2004, Atlus purchased 500,000 shares of our common stock at US$2.20 per share in a private placement, which shares were restricted and subject to a one-year lock-up period.

      On September 27, 2004, Atlus purchased 1,600,000 shares of our common stock at US$3.50 per share in a private placement, which shares were restricted and subject to a one-year lock-up period.

      On September 30, 2004, pursuant to a Mobile Business Sales and License Agreement dated September 27, 2004 with Atlus, we purchased Atlus' mobile distribution business at an aggregate purchase price of 300,000,000 Japanese Yen. This event was also reported in our Current Report on Form 8-K filed with the Commission on September 28, 2004.

      On March 21, 2005 we purchased a 26.7% interest in a project to salvage an Asian sunken ship off the Indonesian Sea. The cost of such investment was 20 million Japanese Yen (or approximately US$192,300). The project was sponsored and organized by a director of Atlus.

ITEM 13. EXHIBITS LIST.

EXHIBITS

      The exhibits required to be filed as part of this Annual Report on Form 10-KSB are listed in the Index to Exhibits appearing on page E-1 hereof.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES.

      The aggregate fees billed by BDO McCabe & Lo for professional services rendered for the audit of our annual financial statements for the years ended December 31 2004, the review of the financial statements included in the our quarterly report on Form 10-QSB for the quarter ended September 30, 2004 and the review of the financial statements included in our quarterly report on Form 10-QSB for the quarterly period ended June 30, 2004 totaled $36,000, $6,000 and $6,000, respectively.

AUDIT-RELATED FEES.

      No fees were billed by BDO McCabe & Lo for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, for the year ended December 31, 2004 and the quarterly period ended September 30, 2004, and are not disclosed in the paragraph captions "Audit Fees" above.

TAX FEES.

      No fees were billed by BDO McCabe & Lo for professional services rendered for tax compliance, for the years ended year ended December 31, 2004, the quarterly period ended September 30,2004 and for the Current Reports named in the paragraph captioned "Audit Fees."

ALL OTHER FEES.

      No fees were billed by BDO McCabe & Lo for products and services, other than the services described in the paragraph captioned "Audit Fees," above, for the year ended December 31, 2004, the quarterly period ended September 30, 2004 and for the Current Reports named therein.

AUDIT COMMITTEE POLICIES AND PROCEDURES.

      Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BBMF CORPORATION

Date: March 24, 2005                       By: /s/ Antony Ren Haw Ip
                                               --------------------------------
                                               Antony Ren Haw Ip
                                               President

Date: March 24, 2005                       By: /s/ Anny Lian
                                               --------------------------------
                                               Anny Lian
                                               Chief Financial Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of BMFF Corporation

We have audited the accompanying consolidated balance sheets of BBMF Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BBMF Corporation as of December 31, 2004 and 2003 and the results of its consolidated operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with generally accepted accounting principles in the United States of America.

/s/ BDO McCabe Lo & Company

BDO McCabe Lo & Company

Hong Kong
March 2, 2005

                                BBMF CORPORATION
                    (FORMERLY KNOWN AS ECHEX WORLDWIDE CORP.)

                           CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

                                                                                      DECEMBER 31,            DECEMBER 31,
                                                                                         2004                    2003
                                                                                      ------------            ------------
ASSETS

Current assets
  Cash and cash equivalents                                                           $  5,938,137            $  1,333,385
  Accounts receivable                                                                      505,752                       -
  Deposits and prepayments (Note 4)                                                         41,671                   8,720
  Amount due from a director (Note 5)                                                       12,250                  24,045
                                                                                      ------------            ------------
  Total current assets                                                                $  6,497,810            $  1,366,150

Plant & equipment (Note 6)                                                                 301,686                  30,297
Intangible Assets (Note 7)                                                               2,578,918                       -
                                                                                      ------------            ------------
TOTAL ASSETS                                                                          $  9,378,414            $  1,396,447
                                                                                      ============            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts Payable                                                                      $    229,131            $          -
  Other payables and accrued expenses (Note 8)                                             152,959                  38,449
  Sales tax payable                                                                         26,453                       -
  Receipt in advance                                                                         2,040                       -
  Amount due to affiliated company (Note 5)                                                  6,912               1,878,927
  Amount due to a director (Note 6)                                                          2,782                  78,252
                                                                                      ------------            ------------
  Total current liabilities                                                           $    420,277            $  1,995,628
                                                                                      ------------            ------------
Commitment and Contingencies (Note 12)                                                           -                       -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $0.001 per share;
    75,000,000 shares authorized; 22,682,883 and 20,268,668 shares
    issued and outstanding (Note 9)                                                   $     22,684            $     20,269

  Additional paid-in capital                                                            11,309,819                 (20,269)
  Accumulated losses                                                                    (2,374,366)               (599,181)
                                                                                      ------------            ------------
  Total stockholders' equity (deficit)                                                $  8,958,137            $   (599,181)
                                                                                      ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                  $  9,378,414            $  1,396,447
                                                                                      ============            ============

          See accompanying notes to consolidated financial statements.

                                BBMF CORPORATION
                    (FORMERLY KNOWN AS ECHEX WORLDWIDE CORP.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

                                                                     YEAR ENDED                        YEAR ENDED
                                                                 DECEMBER 31, 2004                  DECEMBER 31, 2003
                                                                 -----------------                  -----------------
Gross sales (Note 10)                                            $         591,329                  $               -
                                                                 -----------------                  -----------------
Sales tax                                                                  (26,453)
                                                                 -----------------                  -----------------
Cost of sales                                                             (716,883)                                 -
                                                                 -----------------                  -----------------
Gross loss                                                                (152,007)                                 -
                                                                 -----------------                  -----------------
Selling expenses                                                           (39,950)                                 -
General and administrative expenses                                     (1,584,047)                          (197,997)
                                                                 -----------------                  -----------------
Operating loss                                                          (1,776,004)                          (197,997)

Interest income                                                                819                                 34
                                                                 -----------------                  -----------------
LOSS BEFORE INCOME TAXES                                         $      (1,775,185)                          (197,963)

PROVISION FOR INCOME TAXES (NOTE 11)                                             -                                  -
                                                                 -----------------                  -----------------
NET LOSS                                                         $      (1,775,185)                 $        (197,963)
                                                                 =================                  =================
LOSS PER SHARE
  - BASIC AND DILUTED                                            $           (0.08)                 $           (0.01)
                                                                 =================                  =================
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                       21,511,164                         20,268,668
                                                                 =================                  =================

          See accompanying notes to consolidated financial statements.

                                BBMF CORPORATION

(FORMERLY KNOWN AS ECHEX WORLDWIDE CORP.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(EXPRESSED IN US DOLLARS)

                                                                                                                Total
                                                                                                             shareholders
                                           Number of                       Additional         Accumulated    (deficit) /
                                         shares issued       Amount      paid-in capital        losses          equity
Balance at January 1, 2003                     268,668     $     269    $           (269)     $  (401,218)   $  (401,218)

Issuance of common stock to                 20,000,000        20,000             (20,000)
stockholders
Net loss for the year                                                                            (197,963)      (197,963)
Balance at December 31, 2003                20,268,668     $  20,269    $        (20,269)     $  (599,181)      (599,181)
Issuance of  common stock to                 2,414,215         2,415           7,796,876                -      7,799,291
stockholders
Capitalization of shareholders' loans                -             -           3,533,212                -      3,533,212
Net loss for the year                                -             -                   -       (1,775,185)    (1,775,185)
Balance, December 31, 2004                  22,682,883     $  22,684    $     11,309,819      $(2,374,366)   $ 8,958,137

                                BBMF CORPORATION
                    (FORMERLY KNOWN AS ECHEX WORLDWIDE CORP.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

                                                    YEAR ENDED     YEAR ENDED
                                                   DECEMBER 31,   DECEMBER 31,
                                                       2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $ (1,775,185)  $   (197,963)

    Adjustments to reconcile net loss
     to net cash used in operating activities
     Depreciation of equipment                          115,484         10,098
     Amortization of intangible assets                   66,127              -
     Changes in:

       Accounts receivable                             (505,752)             -
       Deposits and prepayments                         (32,951)        (8,720)
       Amount due from a director                        11,795        (24,045)
       Account payable                                  229,131              -
       Other payables and accrued expenses              114,510         37,231
       Other tax payable                                 26,453              -
       Receipt in advance                                 2,040              -

       Amount due to a director                         (75,470)        78,252
                                                   ------------   ------------

                                                   $ (1,823,818)  $   (105,147)
NET CASH PROVIDED BY OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisition of equipment                             (329,215)       (40,395)
  Acquisition in Japan of distribution assets        (2,702,703)             -
                                                   ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES              $ (3,031,918)  $    (40,395)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net         7,799,291              -

  Advances from affiliated company                    1,661,197      1,478,927

NET CASH PROVIDED BY FINANCING ACTIVITIES          $  9,460,488   $  1,478,927
                                                   ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS          $  4,604,752   $  1,333,385

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        1,333,385              -
                                                   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $  5,938,137   $  1,333,385
                                                   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Debts waived from beneficiary owners             $  3,533,212              -
                                                   ============   ============

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

BBMF Group was previously owned 100% by Mr. Antony Ip Ren Haw and Mr. Lian Yih Hann. Pursuant to a board resolution dated February 25, 2004, BBMF Inc., a British Virgin Islands company ("BBMF Inc.") subscribed for 98 newly issued shares of BBMF Group for consideration of US$3,300,000 in cash. BBMF Group also purchased the two then outstanding shares of BBMF Group held by Messrs. Ip and Lian in exchange for the aggregate consideration of US$2.00.

Kesrich, was primarily engaged in the development and distribution of games and other software applications for use on mobile phones. We focus on Java-based games for mobile phones and handsets, and provide games on various platforms. We also have the capability to develop and distribute wallpaper and ringtones for use on mobile phones. Sales proceeds from mobile games constitutes majority of the Company's revenues.

On April 1, 2004, BBMF Group, BBMF Inc. and other parties named therein entered into an Agreement and Plan of Reorganization with ECWC (the "Agreement"). Pursuant to the Agreement, ECWC issued to BBMF Inc. 20,000,000 newly issued shares of the common stock of the Company in exchange of 100% of the 100 issued and outstanding ordinary shares of BBMF Group. In addition, BBMF Group paid a sum of US$400,000 to (i) Mr. Michael F. Manion, the then sole director and President, CEO and CFO of ECWC and (ii) to certain other subscribers of ECWC stock named in the Agreement, to pay for the cancellation of rights to subscribe for an aggregate of 1,000,000 shares of the Company's common stock, which shares were cancelled on March 16, 2004.

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

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements as of December 31, 2004 and December 31, 2003 are prepared in accordance with generally accepted accounting principles in the United States of America. All material inter-company transactions have been eliminated.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICITES

USE OF ESTIMATES

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

REVENUE RECOGNITION

Revenue from game sales and mobile applications are recognized when those applications were downloaded by mobile users from the carriers and other portals' websites and such downloads are supported by statements received from the carriers and non-carriers partners.

NET EARNINGS/(LOSS) PER COMMON SHARE

(Loss) per common share for the years ended December 31, 2004 and December 31, 2003 is computed based on the weighted average common stock equivalents outstanding during the period as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share".

CASH AND CASH EQUIVALENTS

For the purpose of the Statement of Balance Sheet and the Statement of Cashflow, the Cash and Cash Equivalents balance consists of cash held at the banks and petty cash held at the Company.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when necessary to reduce deferred taxe assets to the amount expected to be realized.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company and its subsidiaries include Japanese Yen, Renminbi of People's Republic of China as well as Hong Kong dollar. Foreign currency transactions during the year are translated into each company's denominated currency at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the consolidated statements of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company's denominated currency at year end exchange rates. All exchange differences are dealt with in the consolidated statements of operations.

For financial reporting purposes, financial records denominated in currencies other than United States dollars have been translated into United States dollars as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income - foreign currency translation adjustments". Gains and losses resulting from foreign currency transactions are included in other comprehensive income/(loss). The foreign currency translation adjustment was not material in either year.

During 2004 and 2003, there have been no significant changes in exchange rates. Accordingly, there are no changes in other comprehensive income/ (loss).

PLANT, EQUIPMENT AND DEPRECIATION

Property, plant and equipment for depreciation includes equipment and computers used for the production and testing of mobile games. It also includes buildings improvement related to the Company's lease of production facilities. Straight line depreciation is applied based on estimated useful lives of respective assets.

INTANGIBLE ASSETS, GOODWILL AND IMPAIRMENT

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"), goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment testing.

The identification and measurement of goodwill impairment involves the estimation of the fair value of our business. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows and contemplate other valuation techniques. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.

Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets which continue to be subject to amortization are also evaluated to determine whether events and circumstances warrant a revision to the remaining period of amortization. An intangible asset is determined to be impaired when estimated future cash flows indicate the carrying amount of the asset may not be recoverable.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs associated with the development of mobile game software, as well as the development costs associated with establishment of distribution channels, are expensed as incurred.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No.123 (revised 2004), Share-based Payment, which is a revision of SFAS No.123, Accounting for Stock-Based Compensation, SFAS No 123(R ) supersedes APB Opinion No.25, Accounting for Stock Issued to Employees and amends SFAS No.95, Statement of Cash Flows. Generally, the approach in SFAS No.123( R) is similar to the approach described in SFAS No.
123. However, SFAS No.123 (R ) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma Disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will not have a material impact on its financial statements.

NOTE 4 - DEPOSITS AND PREPAYMENTS

                           DECEMBER 31,       DECEMBER 31,
                              2004                2003
                          -------------      -------------
Rental deposits           $      17,965      $          -
Prepayments                      23,706             8,720
                          -------------      ------------
                          $      41,671      $      8,720
                          =============      ============

NOTE 5 - RELATED PARTY

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

On November 10, 2004, BBMF Inc., the Company's majority shareholder, waived and contributed to the Company, in its entirety, a non-interest bearing loan in the principal amount of $3,533,212. Such loan represented cash balance held by the Company and its subsidiary on behalf of BBMF Inc. in the form of funding injected by BBMF Inc.'s shareholders.

AMOUNT DUE FROM/TO A DIRECTOR

The amount due from/to a director does not bear any interest and does not have clearly defined terms of repayment.

NOTE 6 - PLANT & EQUIPMENT, NET

                                 DECEMBER 31,  DECEMBER 31,
                                    2004           2003
                                 ------------  ------------
Leasehold Improvements            $ 103,994     $       -
Furniture and fixtures               55,046         5,896
Computer                            151,947        25,685
Equipment                           116,281         8,814
                                  ---------     ---------
                                  $ 427,268     $  40,395
Less: Accumulated depreciation     (125,582)      (10,098)
                                  ---------     ---------
                                  $ 301,686     $  30,297
                                  =========     =========

NOTE 7 - ACQUISITION, GOODWILL AND INTANGIBLE ASSETS

Pursuant to a Mobile Business Sales and License Agreement (the "Atlus Agreement") dated September 27, 2004 signed with Atlus Co., Ltd., a corporation organized and existing under the laws of Japan ("Atlus"), the Company purchased Atlus' mobile distribution business for an aggregate purchase price of 300,000,000 Japanese Yen ("Acquired Assets"). Completion and delivery of the Acquired Assets took place on September 30, 2004. Under the agreement, the Company has acquired an exclusive, worldwide license to use certain of Atlus' game contents, characters and the Atlus trademark ("Atlus Proprietary Rights"). Atlus will receive from the Company a percentage of revenue received from game distribution using Atlus Proprietary Rights. The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, and accordingly, the net assets acquired were recorded at their fair value at the date of the acquisition. The excess of the net assets acquired over the purchase price was allocated as a pro rata reduction of the amounts that would have otherwise been assigned to the acquired intangible assets based on their relative fair values. The amounts recorded for the net assets acquired are as follows:

Marketing-related Intangible Assets - (Brand    $1,996,512
and Domain)
Customer-related Intangible Assets                 158,465
Contract-related Intangible Assets                 490,068
                                                ----------
     Total Intangible Assets acquired            2,645,045
Property, plant and equipment                       57,658
                                                ----------
                                                $2,702,703
                                                ==========

Intangible assets represent trademarks, URLs, software applications and programs, customer base, business licenses and partnership agreements. Intangible assets are carried at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated economic lives of the respective assets, which is 10 years.

The movement of the intangible assets during the year are as follows:

                                                           Net Carrying
Type of intangible assets:         Costs     Amortization     Value
Marketing-related               $1,996,512    $   49,913    $1,946,599
Customer-related                   158,465         3,962       154,503
Contract-related                   490,068        12,252       477,816
                                ----------    ----------    ----------
                                $2,645,045    $   66,127    $2,578,918
                                ==========    ==========    ==========

NOTE 8 - OTHER PAYABLES AND ACCRUED EXPENSES

                             DECEMBER 31,   DECEMBER 31,
                                 2004          2003
                             ------------   ------------
Accrued audit fee            $    36,000    $         -
Accrued salaries and wages        79,834              -
Other accrued expenses
                                  37,125         38,449
                             -----------    -----------
                             $   152,959    $    38,449
                             ===========    ===========

NOTE 9 - COMMON STOCK

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

In addition, for the year ended December 31, 2004, our record is 2,414,215 new common shares were issued via private placement to investors including Atlus Co., Ltd., raising US$7,799,291. All these shares issued under private placement have a 12-month lock up period from the date of share issuance.

In November 2004, US$3,533,212 cash held by the Company for BBMF Inc's account was foregone by BBMF Inc. The entire amount was recorded as increase in shareholders' funds.

NOTE 10 - GROSS SALES

Japan constituted 93.9% of total sales revenue in 2004, all of which came from sales to major mobile carriers in Japan, namely NTT Docomo, au/KDDI and Vodafone. The table below summarizes the geographic contribution of revenue from different markets.

             Sales Amount ($)   Percentage (%)
Japan            555,398             93.9
Europe            22,294              3.8
China              2,613              0.4
Others            11,024              1.9
                --------            -----
   Total        $591,329            100.0
                ========            =====

NOTE 11 - INCOME TAX

The income taxes of the Company are substantially attributable to the Company's operations in the People's Republic of China ("PRC") and Japan, whose statutory income tax rate is 33% and 30%, respectively.

No provision of income tax was made as the Company did not generate profit in this year.

Reconciliation between the statutory EIT rate and the effective tax rate for operation of the year is as follows:

                                      DECEMBER 31,   DECEMBER 31,
                                         2004           2003
                                      ------------   ------------
EIT statutory rate                       (33%)         (17.5%)
Increase in valuation allowances          33%           17.5%
                                          --            ----
Effective EIT rate                         -               -
                                          ==            ====

The component of deferred tax asset is as follows:

                                      DECEMBER 31,  DECEMBER 31,
                                         2004          2003
                                      ------------  ------------
Net operating loss carried forwards    $ 174,302     $  34,649
Less: Valuation allowances              (174,302)      (34,649)
                                       ---------     ---------
Effective EIT rate                             -             -
                                       =========     =========

NOTE 12 - COMMITMENT AND CONTINGENCIES

During the years end Dec 31, 2004, the Company incurred lease expenses amounting to US$94,391. As of December 31, 2004, the Group had commitments under non-cancellable operating leases, requiring annual minimum rental as follows:

January 1, 2005 to December 31, 2005                 $ 51,647
January 1, 2006 to December 31, 2006                        -
January 1, 2007 to December 31, 2007                        -
                                                     --------
                                                       51,647
                                                     ========

NOTE 13 - SUBSEQUENT EVENTS

On March 16, 2005, US$1,522,212 was raised in another round of private placement. New shares were issued at US$6.00 per share, representing a total of 253,702 new shares. As a result, total shares outstanding as of March 16, 2005 was 22,936,585.

On March 21, 2005, the Company made a JPY20,000,000 investment into a treasure hunting project sponsored by an Atlus Co., Ltd. and a group of private investors from Japan. Main business of this project is to salvage the treasure from a sunken ancient boat off the Indonesia coast.

                                  EXHIBIT INDEX

NUMBER

2.1 Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession (1)

3.1 Articles of Incorporation of Second Investors Group, Inc. dated June 10, 1992 (2)

3.2 Certificate of Amendment to Articles of Incorporation of Second Investors Group, Inc. filed June 19, 1998 (2)

3.3 Certificate of Amendment to Articles of Incorporation of Progressive Environmental Recovery Corporation dated January 29, 1999 (2)

3.2   Amended and Restated By-laws of the Company (3)

10.1 Form of Common Stock Purchase Agreement dated September 27, 2004 entered into by and between the Company and certain investors including Atlus (4)

10.2 Mobile Business Sales and License Agreement dated September 27, 2004 entered into by and between the Company and Atlus +(5)

10.3  2004 Stock Option Plan (6)

10.4* English summary of agreements in connection with lease of facilities in Nanjing, China, entered into by BBMF Nanjing and Nanjing Xin Lian Electronic Equipment Co., Ltd.

10.5* English summary of agreement in connection with lease of facilities in Tokyo, Japan, entered into by BBMF Japan and Wing Realty.

10.6* Investment Agreement towards Anonymous Union Project, Salvaging Ancient Sunken Ship, entered into by BBMF Group and Try Five Co. Ltd.

14.1* Code of Ethics

21.1* List of Subsidiaries

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

(3) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K as previously filed with the Commission on September 28, 2004 for the events first reportable on September 22, 2004.

(4) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K as previously filed with the Commission on September 28, 2004 for the events first reportable on September 27, 2004.

(5) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-QSB as previously filed with the Commission on November 15, 2004 for the quarterly period ended September 30, 2004.

(6) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-8 as previously filed with the Commission on September 24, 2004.

+ Portions of this exhibit have been omitted pursuant to an Application for Confidential Treatment filed by the Company with the Securities and Exchange of Commission pursuant to the Rules of the Exchange Act.

* Filed herewith