Form 10QSB
period 2005-03-31
BBMF CORP
filed 2005-05-20
CIK 1095821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 6, 2005, there were 22,938,725 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

SEC 2334 (1-04)) PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
                 CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.

                                      INDEX

                                                                                             Page no.
                                                                                             --------
PART I.  FINANCIAL STATEMENTS (UNAUDITED)

         Item 1.  Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004         3

                  Consolidated Statements of Operations for the three months
                     ended March 31, 2005 and 2004                                               5

                  Consolidated Statements of Cash Flows for the three months ended               6
                     March 31, 2005 and 2004

                  Notes to Unaudited Consolidated Financial Statements                           7

         Item 2.  Management's Discussion and Analysis of the Company's Financial Condition
                     and Results of Operations (including cautionary statements)                16

         Item 3.  Controls and Procedures                                                       33

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                             34

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                   34

         Item 3.  Defaults upon Senior Securities                                               34

         Item 4.  Submission of Matters to a Vote of Security Holders                           34

         Item 5.  Other Information                                                             34

         Item 6   Exhibits and Reports on Form 8-K                                              34

         Signatures                                                                             35

         Exhibit Index                                                                          36

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                BBMF CORPORATION
                    (FORMERLY KNOWN AS ECHEX WORLDWIDE CORP.)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(Expressed in US Dollars)

                                                            MARCH 31,    DECEMBER 31,
                                                              2005           2004
                                                          ------------   ------------
ASSETS

Current assets
   Cash and cash equivalents                               $ 6,666,625    $ 5,938,137
   Accounts receivable                                       1,772,039        505,752
   Securities (Note 3)                                          18,658             --
   Inventories (Note 4)                                         79,233             --
   Deposits, prepayments and other receivables (Note 5)        620,285         41,671
   Short term loan (Note 6)                                    103,745             --
   Other investment (Note 7)                                   193,498             --
   Long term investment (Note 8)                                86,396             --
   Amount due from a director                                       --         12,250
                                                           -----------    -----------
   Total current assets                                    $ 9,540,479    $ 6,497,810

Goodwill (Note 12)                                              23,830             --
Plant & Equipment (Note 10)                                  3,687,905        301,686
Intangible Assets (Note 11)                                  2,584,395      2,578,918
                                                           -----------    -----------
TOTAL ASSETS                                               $15,836,609    $ 9,378,414
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable                                        $   583,431    $   229,131
   Bank Loans (Note 14)                                      1,596,582             --
   Other payables and accrued expenses (Note 13)             1,059,212        152,959
   Tax payable                                                  82,900         26,453
   Receipt in advance                                           69,004          2,040
   Deposit received                                              7,784             --
   Amount due to affiliated company (Note 9)                    10,824          6,912
   Amount due to a director                                         --          2,782
                                                           -----------    -----------
   Total current liabilities                               $ 3,409,737    $   420,277
                                                           -----------    -----------

                                                            MARCH 31,    DECEMBER 31,
                                                              2005           2004
                                                          ------------   ------------
Commitments and contingencies (Notes 15)                            --               --

Bank loans (Note 14)                                         2,236,735               --

Minority interests                                             332,215               --

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001 per share;
   75,000,000 shares authorized; 22,938,725 shares and
   22,682,883 shares issued and outstanding (Note 16)           22,939           22,684
  Additional paid-in capital                                12,844,616       11,309,819
  Cumulative foreign currency translation adjustments            2,150               --
  Accumulated losses                                        (3,011,783)      (2,374,366)
                                                          ------------     ------------
  Total stockholders' equity                              $  9,857,922     $  8,958,137
                                                          ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 15,836,609     $  9,378,414
                                                          ============     ============

     See accompanying notes to unaudited consolidated financial statements.

                                BBMF CORPORATION
                    (FORMERLY KNOWN AS ECHEX WORLDWIDE CORP.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(Expressed in US Dollars)

                                                  THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------
                                                     2005              2004
                                                 ------------      ------------
GROSS SALES                                      $    452,485      $         --

SALES TAX                                             (20,182)               --

COST OF SALES                                        (235,079)               --
                                                 ------------      ------------
GROSS PROFIT                                          197,224                --

SELLING EXPENSES                                       (2,196)          (19,273)

GENERAL AND ADMINISTRATIVE EXPENSES                  (837,906)         (109,135)
                                                 ------------      ------------
OPERATING LOSS                                       (642,878)         (128,408)

INTEREST INCOME                                            19                 5
                                                 ------------      ------------
LOSS BEFORE INCOME TAXES                         $   (642,859)     $   (128,403)

PROVISION FOR INCOME TAXES (NOTE 17)                       --                --
                                                 ------------      ------------
NET LOSS                                         $   (642,859)     $   (128,403)
                                                 ============      ============
LOSS PER SHARE
  - BASIC AND DILUTED                            $      (0.03)     $      (0.01)
                                                 ============      ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                  22,789,726        20,268,668
                                                 ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                                BBMF CORPORATION
                    (FORMERLY KNOWN AS ECHEX WORLDWIDE CORP.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

(Expressed in US Dollars)

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                 2005             2004
                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $  (642,859)     $  (128,403)
    Adjustments to reconcile net loss
      to net cash used in operating activities
      Depreciation of plant and equipment                         32,244            6,232
      Amortization of intangible assets                           66,126               --
      Exchange Difference                                          2,150               --

      Changes in :
        Amounts due from related companies                            --           (2,699)
        Deposits, prepayments and other receivables              (65,286)          (4,714)
        Accounts receivable                                      116,508               --
        Amount due from a director                                12,250             (104)
        Accounts payable                                        (167,288)              --
        Other payables and accrued expenses                       29,364           60,190
        Tax payable                                               19,578               --
        Receipt in advance                                            64               --
        Amount due to a director                                  (2,782)         (42,687)
                                                             -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                        $  (599,931)     $  (112,185)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of plant and equipment                             (53,335)         (59,310)
  Payment for other investment                                  (193,498)              --
  Acquisition of subsidiary, net cash acquired of $223,047        36,288               --
                                                             -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                        $  (210,545)     $   (59,310)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net                  1,535,052               --
  Amount due to affiliated company                                 3,912        1,044,812
                                                             -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    $ 1,538,964      $ 1,044,812

NET INCREASE IN CASH AND CASH EQUIVALENTS                    $   728,488      $   873,317

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               5,938,137        1,333,385
                                                             -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 6,666,625      $ 2,206,702
                                                             ===========      ===========

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BBMF Corporation (the "Company," "we" or "us"), formerly known as eChex Worldwide Corp., was incorporated in the State of Nevada on June 10, 1992 under the corporate name of Second Investors Group, Inc. On June 19, 1998, Second Investors Group, Inc. changed its corporate name to Progressive Environmental Recovery Corporation. On March 5, 1999, Progressive Environmental Recovery Corporation changed its corporate name to Worldwide Wireless Networks Inc., which subsequently changed its corporate name to eChex Worldwide Corp. ("ECWC"). ECWC was inactive prior to April 1, 2004.

BBMF Group Inc. ("BBMF Group") was incorporated in the British Virgin Islands on January 27, 2004 as a limited liability company. BBMF Group is our wholly-owned subsidiary and directly holds 100% of (i) Kesrich (Hong Kong) Limited, a Hong Kong corporation ("Kesrich"); (ii) BBMF China Inc., a company organized under the laws of the British Virgin Islands ("BBMF China"); and (iii) BBMF KK (Japan), a company organized under the laws of Japan ("BBMF Japan"). BBMF Group is also the holding company for an investment in salvaging a sunken ship of the Indonesian sea as described in Note 7.

BBMF Group was previously owned 100% by Mr. Antony Ip Ren Haw and Mr. Yih
Hann Lian. Pursuant to a board resolution dated February 25, 2004, BBMF Inc., a British Virgin Islands company ("BBMF Inc.") subscribed for 98 newly issued shares of BBMF Group in consideration of $3,300,000 in cash. BBMF Group also purchased the two then outstanding shares of BBMF Group held by Messrs. Ip and Lian in exchange for the aggregate consideration of $2.00.

On April 1, 2004, BBMF Group, BBMF Inc. and other parties named therein entered into an Agreement and Plan of Reorganization with ECWC (the "Agreement"). Pursuant to the Agreement, ECWC issued to BBMF Inc. 20,000,000 newly issued shares of our common stock in exchange for 100% of the 100 issued and outstanding ordinary shares of BBMF Group. In addition, BBMF Group was liable to pay a sum of $400,000 to (i) Mr. Michael F. Manion, the then sole director and President, CEO and CFO of ECWC and (ii) to certain other subscribers of ECWC stock named in the Agreement, to pay for the cancellation of rights to subscribe for an aggregate of 1,000,000 shares of our common stock, which shares were cancelled on March 16, 2004.

$400,000 was paid by BBMF Inc. on BBMF Group's behalf and was reflected in our accumulated loss prior to April 1, 2004. Further, professional fees of $225,000 were incurred in connection with the above reorganization and were accounted for as general and administrative expenses for the nine months ended September 30, 2004. The closing date of this exchange transaction was April 1, 2004.

As a result of the acquisition, BBMF Inc. holds a majority interest in us. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Since ECWC was not an operating company prior to the acquisition, this transaction is treated as reorganization rather than a business combination. Accordingly, the acquisition has been accounted for as a "reverse acquisition" whereby BBMF Group is deemed to have purchased us. However, we remain the legal entity and the Registrant for Securities and Exchange Commission ("SEC") reporting purposes.

All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a result of the recapitalization of BBMF Group.

Kesrich's main business is developing and distributing games for mobile telephones and other applications for mobile phones such as ring tones. Kesrich also provides mobile games on various technical platforms including the Java 2 platform, micro edition ("J2ME"); binary runtime environment for wireless application protocol ("BREW"); wireless application protocol ("WAP") and short message service ("SMS").

BBMF China directly holds 100% of Nanjing BBMF Information Technology Co. Ltd. ("BBMF Nanjing"), a wholly foreign owned enterprise organized under the laws of the People's Republic of China (the "PRC"). All of our game development and production activities are conducted in an operation center located in Nanjing, the PRC and held by BBMF Nanjing.

BBMF Japan is our operating entity for our business activities in Japan.

On March 31, 2005 and pursuant to several share sale and purchase agreements with certain shareholders of Bothtec Inc., a company organized and existing under the laws of Japan ("Bothtec"), we acquired an aggregate of 1,890 shares of Bothtec at an aggregate purchase price of $395,461(equivalent to 42,350,000 Japanese Yen), which represents 52.8% of the issued and outstanding stock of Bothtec. Bothtec is primarily engaged in the business of developing and distributing of on-line computer games and mobile games.

We are a developer and distributor of Java and BREW-based video games and other software applications, such as ringtones and wallpaper, for use on mobile phone handsets. We distribute our games in several markets, including China, Europe and our primary market, Japan.


NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial data as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004 are prepared in accordance with generally accepted accounting principles in the United States of America. All material inter-company transactions have been eliminated.

The accompanying financial data have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2004 included in our annual report on Form 10-KSB filed on March 24, 2005.

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

As allowed by SFAS123, Accounting for Stock-Based Compensation, we intend to apply APB25, Accounting for Stock Issued to Employees, and related interpretations in recording compensation related to our plan. No grants have been issued by us to-date.

In the opinion of our management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2005 and December 31, 2004, results of operations and cash flows for the three months ended March 31, 2005 and 2004, have been made. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. All inter-company transactions and balances have been eliminated.

Minority interests at the balance sheet date, being the portion of the net assets of subsidiaries attributable to equity interests that are not owned by us, whether directly or indirectly through subsidiaries, are presented in the consolidated balance sheet separately from liabilities and the shareholders' equity. Minority interests in our results for the quarter are also separately presented in the income statement.


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


REVENUE RECOGNITION

Gross revenue from game sales and mobile applications are recognized when revenue statements issued by carriers or non-carriers partners are received by us.

Gross revenue from game sales and mobile applications are recognized when those applications were downloaded by mobile users from the carriers and other portals' websites and such downloads are supported by statements received from the carriers and non-carriers partners.


NET LOSS PER COMMON SHARE

Loss per common share is computed based on the weighted average common stock equivalents outstanding during the period as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share".


CASH AND CASH EQUIVALENTS

For the purpose of the Statement of Balance Sheet and the Statement of Cashflow, the Cash and Cash Equivalents balance consists of cash held at the banks and petty cash held by us.

INCOME TAXES

We account for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The accompanying consolidated financial statements are presented in United States dollars. Our functional currency and our subsidiaries include Japanese Yen, Renminbi of the People's Republic of China as well as the Hong Kong dollar. Foreign currency transactions during the year are translated into each company's denominated currency at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the consolidated statements of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company's denominated currency at period end exchange rates. All exchange differences are dealt with in the consolidated statements of operations.

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


PLANT, EQUIPMENT AND DEPRECIATION

Property, plant and equipment for depreciation include equipment and computers used for the production and testing of mobile games. It also includes buildings improvement related to the our lease of production facilities. Straight-line depreciation is applied based on estimated useful lives of respective assets.

Software under development is software for on-line games purchased and to be modified in-house.


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


NOTE 3 - SECURITIES

                                                      MARCH 31        DECEMBER 31,
                                                        2005              2004
                                                    ------------      ------------
Available for sales European
   trust fund, at fair market value                   $ 18,658          $     --
                                                      ========          ========


NOTE 4  - INVENTORIES

                                                      MARCH 31        DECEMBER 31,
                                                        2005              2004
                                                    ------------      ------------
Raw material                                          $ 54,142          $     --
Finished Goods                                          25,091                --
                                                      --------          --------
                                                      $ 79,233          $     --
                                                      ========          ========


NOTE 5 - DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

                                                      MARCH 31        DECEMBER 31,
                                                        2005              2004
                                                    ------------      ------------
Rental deposits                                      $ 176,841         $  17,965
Other deposits                                           3,829                --
Interest receivable                                      2,835                --
Prepayments                                            436,780            23,706
                                                     ---------         ---------
                                                     $ 620,285         $  41,671
                                                     =========         =========


NOTE 6 - SHORT TERM LOAN

Short-term loan represents a loan advanced to a supplier and bears interest at 5% per annum, with such balance to be repaid within 12 months.

NOTE 7 - OTHER INVESTMENT

On March 21, 2005, we made an investment of $193,498 (equivalent to 20 million Japanese Yen) into a treasure hunting project sponsored by Atlus Co., Ltd. and a group of private investors from Japan. The main business of this project is to salvage treasure from an ancient boat sunken off the Indonesian coast.


NOTE 8 - LONG TERM INVESTMENT

Prior to our investment in Bothec, Bothtec purchased a 17% equity interest in a privately held PRC company, Double Dragon Interactive Technology Ltd., for $86,396.


NOTE 9 - RELATED PARTY

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.


AMOUNT DUE TO AFFILIATED COMPANY

The amount due to affiliated company does not bear any interest and does not have clearly defined terms of repayment. It represents a cash balance held by us and our subsidiary on behalf of a related company.


NOTE 10 - PLANT AND EQUIPMENT, NET

                                                   MARCH 31,        DECEMBER 31,
                                                     2005               2004
                                                 ------------       ------------
Leasehold improvements                           $   103,994        $   103,994
Furniture and fixtures                               156,025             55,046
Computer and software                              1,871,037            151,947
Software in progress                               1,648,088                 --
Equipment                                             66,586            116,281
                                                 -----------        -----------
                                                 $ 3,845,730        $   427,268
Less: Accumulated depreciation                      (157,825)          (125,582)
                                                 -----------        -----------
                                                 $ 3,687,905        $   301,686
                                                 ===========        ===========

NOTE 11 - INTANGIBLE ASSETS, NET

Intangible assets represent trademarks, URLs, software applications and programs, customer base, business licenses and partnership agreements. Intangible assets are carried at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated economic lives of the respective assets, which is 10 years.

The movement of the intangible assets during the period is as follows:

                                                                  Net Carrying
Type of intangible assets:            Costs       Amortization       Value
--------------------------          ----------    ------------    ------------
Marketing-related                   $1,996,512     $   99,826      $1,896,686
Customer-related                       158,465          7,924         150,541
Contract-related                       491,235         24,503         466,732
Trademark rights                        70,436             --          70,436
                                    ----------     ----------      ----------
                                    $2,716,648     $  132,253      $2,584,395
                                    ==========     ==========      ==========


NOTE 12 - ACQUISITION IN BOTHTEC AND GOODWILL

On March 31, 2005 and pursuant to several share sale and purchase agreements with certain shareholders of Bothtec Inc., a company organized and existing under the laws of Japan ("Bothtec"), we acquired an aggregate of 1,890 shares of Bothtec at an aggregate purchase price of $395,461 (equivalent to 42,350,000 Japanese Yen), which represents 52.8% of the issued and outstanding stock of Bothtec. Bothtec is primarily engaged in the business of developing and distributing of on-line computer games and mobile games.

The goodwill represents the excess consideration paid for the purchase of Bothtec over the net assets acquired at the date of acquisition. This allocation is preliminary and includes a number of estimates, which, upon further evaluation, may require modification. The preliminary purchase price was allocated as follows:

     Net current assets                                             $ 1,849,103
     Property & equipment                                             3,365,128
     Other non-current assets                                           179,775
     Intangible asset                                                    71,604
     Current liabilities                                             (2,525,027)
     Other non-current liabilities                                   (2,236,735)
     Minority interests                                                (332,215)
                                                                    -----------
                                                                    $   371,631
     Goodwill on acquisition                                             23,830
                                                                    -----------
     Purchase price                                                 $   395,461
                                                                    ===========

We have adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". This statement required us to test the goodwill balance for impairment annually and between annual tests in certain circumstances. When assessing impairment, we must estimate the impaired fair value of the goodwill. We estimate the impaired fair value based on a discounted cashflow model that involves significant assumptions and estimates based on management's best judgments of current and future circumstances, including currently enacted tax laws, our future weighted average cost of capital, and our future financial performance. As circumstances change, it is reasonably possible that future goodwill impairment tests could result in a loss on impairment of assets, which would be included in the determination of net loss.

The following proforma information gives effect to the acquisition as if it had occurred on the first day of three months ended March 31, 2005 and 2004, respectively. The statements below reflect an exchange rate of 104.87 Japanese Yen to one U.S. Dollar.


                                                 THREE MONTHS ENDED MARCH 31,
                                               --------------------------------
                                                   2005                 2004
                                               -----------          -----------
NET SALES                                      $ 2,141,974          $ 1,697,740
                                               -----------          -----------

NET LOSS                                       $  (782,334)         $  (740,328)
                                               ===========          ===========
LOSS PER SHARE
  - BASIC AND DILUTED                                (0.03)               (0.04)
                                               ===========          ===========


NOTE 13 - OTHER PAYABLES AND ACCRUED EXPENSES

                                                          MARCH 31,     DECEMBER 31,
                                                            2005            2004
                                                        ------------    ------------
Accrued audit fee                                       $   42,000      $   36,000
Residual payment to ex-shareholders of Bothtec             208,702              --
Accrued salaries and wages                                  62,184          79,834
Other accrued expenses                                     746,326          37,125
                                                        ----------      ----------
                                                        $1,059,212      $  152,959
                                                        ==========      ==========

NOTE 14 - BANK LOANS

There are several bank loans with interest rates varying from 1.88% to 5% and with repayment terms varying from 2 to 7 years.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

During the period end March 31, 2005, we incurred lease expenses amounting to $80,319. As of March 31, 2005, the Group had commitments under non-cancellable operating leases, requiring annual minimum rental as follows:

April 1, 2005 to December 31, 2005                                      $ 49,064
January 1, 2006 to December 31, 2006                                          --
January 1, 2007 to December 31, 2007                                          --
                                                                        --------
                                                                          49,064
                                                                        ========


NOTE 16 - COMMON STOCK

In March 2005, we completed a private placement of 253,702 newly-issued shares of common stock to several individual investors. The shares were sold at $6.00 per share and are subject to a one-year lock-up period. The private placement resulted in gross proceeds of $1,522,212. The enlarged capital base was increased to 22,938,725 shares outstanding after the transaction.


NOTE 17 - INCOME TAX

Our income taxes are substantially attributable to our operations in the PRC and Japan, whose statutory tax rates are 33.0% and 30.0%, respectively.

The difference between the statutory rate and the effective rate relates principally to nondeductible expenses and nontaxable income.

We have not made provisions for income tax as there was no estimate assessable income for the period. Further, no provision for deferred taxation has been made as there was no material temporary difference at the balance sheet date.

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

The following discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. Our results could differ materially from those discussed here.


BUSINESS OVERVIEW

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

Our strategic objective is to be the leading provider of high quality mobile games in geographic areas with a substantial amount of mobile phone subscribers, particularly in Japan, while maintaining an efficient, low-cost base. We intend to undertake strategic initiatives focused on expanding our market share, improving our production scale, updating and upgrading our library of product offerings, with a particular focus on well-known, branded and licensed character products, and raising our visibility and market position. In particular, we intend to (i) increase our production scale; (ii) incorporate recognized brands and characters into our products; (iii) build strategic relationships to complement the organic growth of our company and extend our product development and distribution capabilities; and (iv) capture key markets to strengthen and diversify our business and revenue streams.

In line with our strategic focus described above, on February 18, 2005 we signed a definitive agreement with TV Tokyo Broadband Entertainment Inc. ("TXBB"), a majority owned subsidiary of TV Tokyo, the leading TV broadcaster in Japan, to create and manage new mobile game channels, based on the existing licensed mobile contents of TXBB. Under this partnership agreement, we have agreed to exclusively develop, operate and manage mobile game channels. The agreement calls for the creation of a total of 12 new mobile game channels based on different licensed brands. TXBB already operates fan wallpaper sites for these channels.

We acquired an approximate 52.8% interest in Bothtec on March 31, 2005, which company is primarily engaged in the business of developing and distributing of on-line computer games and mobile games. We believe such an acquisition, giving us majority control of Bothec, will allow us to pursue synergies with Bothtec, both in terms of cost efficiencies and new revenue opportunities.

We have entered similar discussions with companies within and outside of Japanese market. We intend to fund such acquisitions with a combination of shares and cash. However, these discussions are of a preliminary nature and there is no guarantee that any of these other discussions will continue.


RESULTS OF OPERATIONS

Our results of operations included unaudited consolidated operating results for the three months ended March 31, 2005 and March 31, 2004. We were in an early development stage for the three months ended March 31, 2004. There were zero operating activities in 2004 to make meaningful comparisons to the three months ended March 31, 2005. The discussions below therefore focus on the actual operating results for each of key items during the current operating period.


NET SALES

THREE MONTHS ENDED MARCH 31, 2005

Net sales for the three months ended March 31, 2005 were $452,485. All sales were generated from revenue sharing with the distribution partners who distribute our original titles on their own websites or other networks.

We normally encounter a two to three months delay from the time that a game is downloaded by an end-user to the time we receive corresponding revenue.

We anticipate higher revenue going forward following the completion of new distribution channels in Japan.


OPERATING EXPENSES

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Total operating expenses for the three months ended March 31, 2005 were $840,102, consisting of, general and administrative expenses and selling expenses. The 554% increase in expenses compared to the three-month period ended March 31, 2004 was a result of expansion of operations and business development activities in Japan and an increase in the number of staff.

General and administrative expenses included salaries, benefits and travel expenses for operational activities in the development of mobile games. It also included depreciation of equipment.

Selling expenses included salaries, benefits, travel and other related expenses for direct sales personnel and business development personnel.

We anticipate the general and administrative and selling expenses to increase in the next reporting period due to expected increase in number of employees and significant sales and business development activities are anticipated to support our growth strategy.

Total operating expenses for the three months ended March 31, 2004 were $128,408, consisting of general and administrative expenses and selling expenses.

General and administrative expenses included salaries and miscellaneous expenses for operational activities in connection with the development of mobile games. It also included depreciation of equipment.

Selling expenses included salaries, benefits, travel and other related expenses for direct sales personnel and business development personnel.


LIQUIDITY AND CAPITAL RESOURCES

Over the past several quarters, our operations have been sufficiently funded by equity contributions from equity shareholders, mainly due to our cost advantages with our production base in China. However, until monthly sales revenue grow to a level exceeding our operating expenses, we will continue to rely on equity funding to meet working capital requirements from our continued operations. We expect to rely on continuing funding support from our majority shareholder, BBMF Inc.

We will continue to rely on the our existing and future relationships with our partners to distribute our games. In addition, an important component of the our business plan is to acquire companies with distribution channels that can help expand the sales of mobile games. We intend to fund our acquisitions of these distribution channels with combination of cash and shares so as to reduce the requirement for cash outlay. Another advantage of using shares as funding currencies is to align the interests of existing shareholders of distribution channels with our interests. The implementation of such acquisition plans create additional funding needs. However, it is our intent to manage the timing and the transaction size of such acquisition plans while considering available funding sources as well as working capital needs for continued operations. By doing so, we hope to avoid negative impact on our liquidity/net deficit concerns at any given time.

Our current business plan provides for funding solely through the sale of equity securities, either through private placement or a potential public offering. It is our understanding that loans from commercial institutions will be either unavailable, or economically unfeasible, to companies in our current stage of development. The success of our business plan will also depend upon our ability to raise new funding.

CONTRACTUAL OBLIGATIONS

As of March 31, 2005, we have not entered into any contractual obligations with any individuals or entities.


OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2005, we have not entered into any off-balance sheet arrangements with any individuals or entities.


FACTORS AFFECTING OPERATING RESULTS

Our businesses, financial conditions and results operations could be materially and adversely affected by many risk factors, which risk factors should be considered carefully. Because of these risk factors, actual results might differ significantly from those projected in the forward-looking statements. Factors that might cause such differences include, amongst others, the following:


I.  RISK FACTORS RELATING TO OUR BUSINESS.

WE HAVE RECENTLY INCURRED LOSSES AND IT IS UNCERTAIN WHETHER WE WILL BE ABLE TO REACH PROFITABILITY OR MEET OUR FUTURE CAPITAL REQUIREMENTS.

We underwent a reorganization and change of control and management in April 1, 2004 and have since that time focused on our core business of developing and distributing mobile games. For the three months ended March 31, 2005, we recorded net losses of $642,859. We have not reached profitability since commencing our business of developing and distributing mobile entertainment content and there can be no assurance we will ever reach profitability.

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

     o    offer new and innovative game titles and other services;

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

In our last fiscal quarter, we recorded gross sales of $452,485 and a net loss of $642,859 over the same period. If our sales revenues and expenses continue at these levels and we are not able to raise additional sources of financing, our net cash position will be depleted in less than three years.

In March 2005, we raised approximately $1,522,212 in a private placement of our common stock with several investors as reported on our Current Report on Form 8-K filed with the Commission on March 18, 2005, which report is incorporated by reference herein. There can be, however, no assurance that additional funding will be available from this or any other sources. We do not have sufficient assets or the kind of assets typically used to secure traditional debt financing and there can be no assurance that we can obtain financing on commercial reasonable terms in the near future. Future equity financings may result in substantial dilution to existing stockholders. We cannot be certain that we can generate sufficient revenues to support our overhead as well as to fund our long-term business plan. We have limited financial resources and we have been financed primarily by private placements of our securities.

WE CURRENTLY RELY ON MOBILE NETWORK OPERATORS, IN PARTICULAR, NTT DOCOMO, AU KDDI AND VODAFONE, TO GENERATE OUR REVENUES. THE LOSS OF ANY OF THESE RELATIONSHIPS, OR A MATERIAL CHANGE IN ANY OF THEM, COULD MATERIALLY HARM OUR BUSINESS.

For the three months ended March 31, 2005, we received approximately 89.50% of our revenues from subscribers of NTT DoCoMo, au KDDI and Vodafone, with average outstanding accounts receivable balances of $340,971 over the same period. We expect that we will continue to generate a significant portion of our revenues through a limited number of operators and carriers for the foreseeable future, although these carriers may vary from period to period. A significant portion of our outstanding accounts receivable are with NTT DoCoMo, au KDDI and Vodafone, which results in a concentration of our credit risk. If any of these major Japanese carriers are unable to fulfill their payment obligations to us under our distribution agreements with them, our revenues could decline significantly.

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

Many other factors outside our control could impair our ability to generate revenue through NTT DoCoMo, au KDDI and Vodafone, and other carriers generally, including the following:

     o a carrier's preference for the applications of our competitors over our applications;

     o a carrier's decision to offer its own competing entertainment applications;

     o a carrier's decision to discontinue the sale of our applications, or altogether discontinue sales of applications such as ours;

     o a carrier's decision to offer entertainment applications to its subscribers for free;

     o a carrier's network encountering technical problems that disrupt the delivery of or billing for our applications;

     o a carrier's decision to restrict or alter subscription or other terms for purchasing our applications;

     o a carrier's decision to increase the fees it charges to market and distribute our applications, thereby increasing its own revenues and decreasing our share of revenues; or

     o    consolidation among wireless carriers.

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

We have entered into co-operative agreements with some of our competitors. However, some of our competitors' advantages over us include the following:

     o    substantially greater revenues and financial resources;

     o    stronger brand names and consumer recognition;

     o the capacity to leverage their marketing expenditures across a broader portfolio of wireless and non-wireless products;

     o    pre-existing relationships with holders of branded contents;

     o    more resources to make acquisitions; and

     o    broader geographic presence.

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

WE HAVE EXPERIENCED TURNOVER IN MANAGEMENT AND OUR SUCCESS IS DEPENDENT ON OUR SENIOR MANAGEMENT TEAM AND KEY EMPLOYEES WHO WE MAY NOT BE ABLE TO RETAIN.

As reported in our Current Report on Form 8-K filed with the Commission on April 21, 2005, Ms. Anny Hairong Lian resigned as our Chief Executive Officer and Mr. Michael Tiam Chai Wan resigned as our Treasurer, both effective as of April 15, 2005. We are currently searching for suitable replacements. In light of these recent changes in management, our future performance will depend in part on our ability to successfully hire suitable replacements for key management positions and integrate our key personnel into our management team and us as an integrated unit. Our business, financial condition, liquidity and operating results may be materially adversely affected if we cannot hire and retain suitable personnel.

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

III.     RISKS RELATING TO OUR STOCK

THE MARKET FOR OUR COMMON STOCK IS LIMITED.

Our common stock is currently quoted on the over-the-counter Bulletin Board; however virtually no trades occurred in the last fiscal year and last fiscal quarter. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

IF A TRADING MARKET FOR OUR COMMON STOCK EVENTUALLY DEVELOPS, THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE.

Stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating performance or new product or service announcements. Broad market fluctuations, earnings and other announcements of other companies, general economic conditions or other matters unrelated to the United States and outside our control also could affect the market price of our common stock.

WE DO NOT INTEND TO DECLARE ANY DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not reached profitability and do not anticipate paying cash dividends on common stock in the foreseeable future.

OUR COMMON STOCK MAY BE CONSIDERED "PENNY STOCK" AND SUBJECT TO ADDITIONAL U.S. SECURITIES REGULATIONS.

Trading of our common stock has not yet developed trading volume. Although our common stock is quoted on the over-the-counter Bulletin Board, virtually no trades occurred in fiscal year 2004 and the first quarter of 2005 and it is therefore difficult to determine the market value of our common stock. The regulations of the Commission promulgated under the Exchange Act require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Commission regulations generally define a penny stock to be an equity that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. Moreover, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to transactions prior to sale. If our common stock is traded at $5.00 or less per share and is therefore considered penny stock, regulations on penny stocks could limit the ability of broker-dealers to sell our securities and thus the ability of purchasers of our securities to sell their securities in the secondary market.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenue from game sales and mobile applications are recognized when revenue statements issued by carriers or non-carriers partners are received by us.

Revenue from game sales and mobile applications are recognized when those applications were downloaded by mobile users from the carriers and other portals' websites and such downloads are supported by statements received from the carriers and non-carriers partners.

RESEARCH AND DEVELOPMENT COSTS

Our research and development costs associated with the development of mobile game software as well as the development costs associated with establishment of distribution channels are expensed as incurred given the relatively short development cycle compared to other software development.

ITEM 3.  CONTROL AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carry out periodic evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the latest date of these evaluations, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

CHANGES IN INTERNAL CONTROL

There were no changes in the our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 18, 2005, we filed a Current Report on Form 8-K to report the sale of 253,702 of our common shares issued in a private placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective April 15, 2005, Ms. Anny Hairong Lian resigned as our Chief Financial Officer and Mr. Michael Tiam Chai Wan resigned as Treasurer. Effective as of the same date, Mr. Yih Hann Lian, our Chief Executive Officer and Co-chairman of the Board is serving as Acting Chief Financial Officer and Acting Treasurer until we find suitable replacements.

ITEM 6. EXHIBITS

See Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BBMF CORPORATION


Date: May 20, 2005                       By: /s/ Antony Ren Haw IP
                                            ------------------------------------
                                            Antony Ren Haw IP
                                            President


Date: May 20, 2005                       By: /s/ Yih Hann LIAN
                                            ------------------------------------
                                            Yih Hann LIAN
                                            Acting Chief Financial Officer

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

10.3     2004 Stock Option Plan (6)

10.4 English summary of agreements in connection with lease of facilities in Nanjing, China, entered into by BBMF Nanjing and Nanjing Xin Lian Electronic Equipment Co., Ltd. (7)

10.5 English summary of agreement in connection with lease of facilities in Tokyo, Japan, entered into by BBMF Japan and Wing Realty. (7)

10.6 Investment Agreement towards Anonymous Union Project, Salvaging Ancient Sunken Ship, entered into by BBMF Group and Try Five Co. Ltd. (7)

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

(7) Incorporated by reference to an exhibit to the Company' Annual Report on Form 10-KSB as previously filed with the Commission on March 24, 2005.

+ Portions of this exhibit have been omitted pursuant to an Application for Confidential Treatment filed by the Company with the Securities and Exchange of Commission pursuant to the Rules of the Exchange Act.

* Filed herewith

(b)      Reports on Form 8-K

During the quarterly period ended March 31, 2005, the Company filed the following reports on Form 8-K:

(1) On March 18, 2005, the Company filed a Current Report on Form 8-K to report the sale of 253,702 the Company's common shares issued in a private placement.

(2) On April 6, 2005, the Company filed a Current Report on Form 8-K to report the purchase of approximately 52.8% of the outstanding stock of Bothtec.

(3) On April 21, 2005, the Company filed a Current Report on Form 8-K to report the resignation of Ms. Anny Hairong Lian as Chief Financial Officer and Mr. Michael Tiam Chai Wan as Treasurer.